Form 10QSB
period 1994-12-31
NBI INC
filed 1995-02-14
CIK 313518

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1994

                                       OR

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                             Commission File Number
                                     0-9403



                                   NBI, INC.


State of Incorporation                               IRS Employer I. D. Number
      Delaware                                             84-0645110

                        1880 Industrial Circle, Suite F
                           Longmont, Colorado  80501
                                (303) 684-2700

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        [X]  YES     [ ]  NO


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan of reorganization confirmed by a court.

                                                        [X]  YES     [ ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at January 31, 1995
- --------------------------------------           -------------------------------
Common Stock, par value $.01 per share                         6,594,639

                                                                          PAGE 2
                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                      For Quarter Ended December 31, 1994

PART  I - FINANCIAL INFORMATION                                    PAGE
                                                                   ----
  Consolidated Financial Statements (Unaudited)................    3 - 6

  Supplementary Notes to Consolidated Financial
     Statements (Unaudited)....................................   7 - 10

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.................................  11 - 13


PART  II - OTHER INFORMATION...................................       14

                                                                          PAGE 3
                                   NBI, INC.
                           CONSOLIDATED BALANCE SHEET
                    (Amounts in Thousands Except Share Data)

                                                        December 31,       June 30,
                                                           1994             1994
                                                        -----------      -----------
                                                        (Unaudited)
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents............................    $ 1,226         $2,708
  Trading securities...................................      3,623             --
  Marketable securities................................         --          5,086
  Receivables, net.....................................        533            750
  Inventories..........................................        109            106
  Other current assets.................................        652            887
                                                           -------        -------
     Total current assets..............................      6,143          9,537

Property and equipment, net............................        105            230
Other assets...........................................         30             44
                                                           -------        -------
                                                           $ 6,278         $9,811
                                                           =======        =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                -----------------------------------------------

 Current liabilities:
  Current portion of income taxes......................    $ 1,895        $   666
  Short-term borrowings and current portion
    of notes payable...................................        147          1,530
  Accounts payable.....................................        517            478
  Accrued liabilities..................................        974            953
                                                           -------        -------
     Total current liabilities.........................      3,533          3,627

Long-term income taxes.................................      5,039          6,268
Notes payable..........................................        145            177
Long-term postemployment disability benefits...........        243             --

Stockholders' equity:
  Common stock - $.01 par value; 20,000,000 shares
   authorized; 10,001,270 shares issued................        100            100
  Capital in excess of par value.......................      5,769          5,769
  Accumulated deficit..................................     (7,347)        (5,034)
  Foreign currency translation adjustment..............        311            304
                                                           -------        -------
                                                            (1,167)         1,139
  Less treasury stock, at cost (3,405,590 and
   2,885,136 shares)...................................     (1,515)        (1,400)
                                                           -------        -------
  Total stockholders' equity deficit...................     (2,682)          (261)
                                                           -------        -------
                                                           $ 6,278        $ 9,811
                                                           =======        =======

                            See accompanying notes.

                                                                          PAGE 4
                                   NBI, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)

                                       Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                        1994       1993      1994        1993
                                     ----------  --------  ---------  ----------
 Revenues:
  Sales............................    $   606   $   311    $ 1,242     $   682
  Service..........................        250       313        514         685
                                       -------   -------    -------     -------
                                           856       624      1,756       1,367
 Costs and expenses:
  Cost of sales....................        398       290        869         611
  Cost of service..................        203       374        416         735
  Product development and
   engineering.....................         82        60        162          89
  Marketing, general and
   administrative..................        761     1,193      1,523       2,301
                                       -------   -------    -------     -------
                                         1,444     1,917      2,970       3,736
                                       -------   -------    -------     -------

 Loss from operations..............       (588)   (1,293)    (1,214)     (2,369)

Other income (expense):
  Interest income..................         61       161        118         375
  Gain (loss) on investments and
   other income (exp)..............     (1,401)      979       (584)      2,306
  Interest expense.................       (181)     (179)      (362)       (362)
                                       -------   -------    -------     -------
                                        (1,521)      961       (828)      2,319
                                       -------   -------    -------     -------

 Loss before income taxes and
  cumulative effect of change
  in accounting method.............     (2,109)     (332)    (2,042)        (50)

Income tax expense.................         --        --         --          --
                                       -------   -------    -------     -------

Net loss before cumulative effect
 of change in accounting method....     (2,109)     (332)    (2,042)        (50)

Cumulative effect of change in
 accounting method.................       (271)       --       (271)         --
                                       -------   -------    -------     -------

Net loss...........................    $(2,380)  $  (332)   $(2,313)    $   (50)
                                       =======   =======    =======     =======


Loss per common share:
  Net loss before cumulative
   effect of change in accounting
   method..........................    $  (.31)  $  (.04)   $  (.30)    $  (.01)
  Cumulative effect of change in
   accounting method...............       (.04)       --       (.04)         --
                                       -------   -------    -------     -------

  Net loss.........................    $  (.35)  $  (.04)   $  (.34)    $  (.01)
                                       =======   =======    =======     =======

Weighted average number of common
   and common equivalent shares
    outstanding....................      6,794     7,531      6,923       7,704
                                       =======   =======    =======     =======

                            See accompanying notes.

                                                                          PAGE 5
                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                               Six Months Ended
                                                                  December 31,
                                                               1994     1993
                                                             --------- ---------
 Cash flows from operating activities:
 Net loss.........................................           $(2,313)  $   (50)
 Adjustments to reconcile net loss to net cash
  flow used in operating activities:
     Depreciation and amortization................                82       104
     Provision for writedown of inventory.........                21        --
     Loss (gain) on sales of property and
      equipment...................................                25       (44)
     Net realized gain on investments.............                **    (2,287)
     Net unrealized loss on investments...........               303       196
     Cumulative effect of accounting change.......               271        --
     Other........................................                14        34
     Changes in assets -- decrease (increase):
       Accounts receivable........................               226       218
       Inventory..................................               (24)       25
       Trading securities.........................            (3,926)       **
       Marketable securities......................             5,086        **
       Other current assets.......................               239        28
     Changes in liabilities -- (decrease)
      increase:
       Accounts payable and accrued liabilities...                26       139
                                                             -------   -------
            Net cash flow provided by (used in)
             operating activities.................                30    (1,637)

Cash flows from investing activities:
  Proceeds from sales of property and equipment...                33        44
  Collections from notes receivable...............                --       218
  Sales or redemption of marketable securities....                **     4,401
  Sales of long-term treasury investments.........                **     5,682
  Purchases of property and equipment.............               (18)     (192)
  Purchases of marketable securities..............                **    (4,347)
  Purchases of long-term treasury investments.....                **    (5,189)
                                                             -------   -------
       Net cash flow provided by investing
        activities................................                15       617

Cash flows from financing activities:
  Purchases of treasury stock.....................              (115)     (553)
  Payments on short-term borrowings and notes
   payable........................................            (2,815)      (19)
  Short-term borrowings...........................             1,400        --
                                                             -------   -------
     Net cash flow used in financing activities...            (1,530)     (572)

Effects of exchange rates on cash.................                 3        (3)
                                                             -------   -------
Net decrease in cash and cash equivalents.........            (1,482)   (1,595)

Cash and cash equivalents at beginning of period..             2,708     3,932
                                                             -------   -------

Cash and cash equivalents at end of period........           $ 1,226   $ 2,337
                                                             =======   =======

  ** With the Company's adoption of FAS 115 as of July 1, 1994, activity related to trading securities is now classified as operating rather than investing.


                            See accompanying notes.

                                                                          PAGE 6
                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                 December 31,
                                                                                 1994    1993
                                                                               -------  -------
Supplemental schedule of non-cash investing and financing activities:

  Net transfers of inventory from property and equipment....................   $    --   $    24
                                                                               ========  ========

  Foreign currency translation adjustments..................................   $     4   $     4
                                                                               ========  ========


Supplemental disclosures of cash flow information:


  Interest paid............................................................    $   360   $   362
                                                                               ========  ========

  Income taxes paid........................................................    $    --   $    --
                                                                               ========  ========


                            See accompanying notes.

                                                                          PAGE 7
                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Preparation
- -----------------------------

The accompanying financial statements have been prepared in accordance with the requirements of Form 10-QSB. In the opinion of Management, the statements reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. Certain items in the fiscal 1994 financial statements have been reclassified to conform to the fiscal 1995 manner of presentation. In addition, the accompanying Statements of Cash Flows have been presented under the indirect method of reporting cash flows rather than the direct method, as previously reported. All of the adjustments included in the financial statements are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and profits have been eliminated.

Note 2 - Cash and Cash Equivalents
- -----------------------------------

The Company's cash and cash equivalents of $1,226,000 at December 31, 1994, included $175,000 of restricted cash. This represents the amount held in trust for payments under self insurance plans.

Note 3 - Investments in Securities
- ----------------------------------

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). The Company adopted the provisions of the new standard for investments held as of or acquired after July 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. There was no effect as of July 1, 1994 from implementation of this standard, as the carrying value of all of the Company's securities held at that date approximated market value.

The Company's accounting policies for investments in securities are as follows:

Trading securities:  Trading securities are held for resale in anticipation of
- -------------------
short-term market movements.  These types of securities, consisting of
marketable debt and equity securities, are stated at fair market value.   Gains
and losses, both realized and unrealized, are included in net gain (loss) on investments and other income (expense) when incurred. All dividends, interest and discount or premium amortization is included in interest income as earned. Cash flows from purchases and sales of trading securities are classified as cash flows from operating activities rather than from investing activities.

Securities held-to-maturity:  Debt securities are classified as held-to-maturity
- ----------------------------
when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Interest earned on securities classified as held-to-maturity, including any discount or premium amortization, is included in interest income as earned.

Available for Sale:  Marketable equity securities and debt securities not
- -------------------
classified as either trading or held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net gain (loss) on investments and other income (expense) when incurred. The cost of securities sold is based on the specific identification method. Interest and dividends earned on securities classified as available-for-sale, including any discount or premium amortization, are included in interest income as earned.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

                                                                          PAGE 8
                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 3 - Investments in Securities (continued)
- ----------------------------------------------

During the three months and six months ended December 31, 1994, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded a net realized gain of $115,000 and a net unrealized loss of $1,500,000 on investments for the three months ended December 31, 1994. For the six months then ended, the Company recorded net realized and unrealized losses on investments of $251,000 and $303,000, respectively.

The Company's investment portfolio may, at any point in time, include a concentrated position in one security. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. Trading securities at December 31, 1994 did include a concentrated position in one equity security from the airline industry, for which the Company recorded a significant unrealized loss during the quarter ended December 31, 1994. The Company had recorded a significant unrealized gain in the first quarter on this same equity security, which partially offset the unrealized loss experienced this quarter. As of February 11, 1995, the market value of this security was slightly higher than at December 31, 1994.

Note 4 - Other Current Assets
- -----------------------------

Other current assets at June 30, 1994, included $626,000 of restricted cash and investments held in trust for the Company's indemnity obligations related to any potential Directors' and Officers' liabilities arising from their service to the Company. During the quarter ended December 31, 1994, the trust expired and the Company transferred the cash and investments held in trust, totaling $631,000, to its cash and trading securities accounts.

Included in other current assets at December 31, 1994, is a $350,000 note receivable from the Company's Chief Executive Officer. On November 3, 1994, the Company granted this loan under the terms of a promissory note with the CEO, previously approved by the Board of Directors. This note bears interest at the rate of 10% per annum and principal and interest is due in full by March 15, 1995.

Also included in other current assets at December 31, 1994, is a $100,000 receivable outstanding under a revolving line of credit with the Company's newly acquired majority-owned subsidiary. (See Note 9.) On December 28, 1994, the Company advanced these funds under the terms of a revolving line of credit previously approved by the Board of Directors. The debt bears interest at 1% per month and is secured by 100% of the assets of the borrower. The maximum principal balance outstanding allowed under the line of credit is $100,000. The line of credit expires on December 31, 1995. A portion of the funds advanced in December 1994, were used by the borrower to pay down $79,000 of an outstanding loan it had with NBI's CEO.

Note 5 - Income Taxes
- ---------------------

On June 12, 1991, the Company reached a settlement with the Internal Revenue Service (IRS) as to NBI's federal income tax liabilities for the fiscal years ended June 30, 1980 through 1988. The full amount of the settlement for these years was $12,795,000, which consists of approximately $6,325,000 in taxes, and $6,470,000 in interest. Included in the $12,795,000 is approximately $2,600,000 related to a computer industry-wide issue which was being litigated by another taxpayer. In 1993, the Tax Court ruled in favor of the taxpayer in this case. On June 22, 1994, the Eighth Circuit Court of Appeals confirmed the Tax Court's decision. Since the case is no longer subject to appeal, the Company reversed $2.6 million from its long-term income taxes as of June 30, 1994. The agreement with the IRS provides for payment of the liabilities over a six-year period. Principal and interest payments are due quarterly from October 1, 1994, through 1997. Beginning after June 30, 1992, accelerated principal payments are required within forty-five days after the end of any fiscal quarter in which the Company's total domestic cash, cash equivalents, and treasury investments, excluding restricted cash, exceed levels specified in the settlement agreement. Any accelerated principal payment shall reduce the succeeding scheduled principal payment(s).

                                                                          PAGE 9
                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 5 - Income Taxes (continued)
- ---------------------------------

As of December 31, 1994, NBI had approximately $6,934,000 of tax liabilities remaining on its balance sheet, $6,809,000 of which is related to the agreement with the IRS. There is no accelerated principal amount payable in the third quarter of fiscal 1995, in accordance with the agreement, based upon the Company's cash, cash equivalents and treasury investments at December 31, 1994. Furthermore, any other accelerated principal payments due within the next twelve months based upon subsequent quarter-end calculations are not determinable at December 31, 1994. Therefore, only the scheduled principal payments due within the next twelve months, totaling $1,895,000, have been classified as current at December 31, 1994.

Note 6 - Short-term Borrowings and Current Portion of Notes Payable
- -------------------------------------------------------------------

Included in short-term borrowings and current portion of notes payable, were short-term borrowings of $100,000 which were repaid in January 1995. These borrowings were collateralized by the Company's marketable securities.

Note 7 - Postemployment Benefits
- --------------------------------

During the second quarter of fiscal 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting For Postemployment Benefits" ("FAS 112"). This standard was effective July 1, 1994, however, its implementation was not recorded until October 1, 1994. The cumulative effect as of July 1, 1994 of adopting this standard, which was recorded in the second quarter of fiscal 1995, reduced net income by $271,000. There was no other material effect to the first quarter of fiscal 1995.

The Company provides health care, life insurance, and disability benefits for eligible active employees. Prior to adoption of FAS No. 112, the Company recognized and funded the cost of these benefits over the employees' working lives, except for self-insured long-term disability costs which were recognized monthly as the disability continued. FAS No. 112 requires the Company to accrue the expected costs over the employee service period.

As required by the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), the Company allows terminated employees who wish to continue health care coverage to pay the expected costs to be incurred, as determined by the insurance company administering the claims. However, because the Company is self-insured for health care costs, it is liable for any actual costs incurred in excess of the expected costs. As of December 31, 1994, there were no such known amounts.

The Company's current life insurance and disability benefits are fully insured. Accordingly, the Company has no further liability and no accrual is needed. However, the Company previously had a disability benefit plan that was self-insured, under which payments are still being made. In accordance with FAS No. 112, the Company has accrued the present value of the expected payments, as of July 1, 1994, of $271,000, and recorded this as a cumulative effect of change in accounting method during the second quarter of fiscal 1995. The expected payments were calculated based upon the expected duration of each individual's disability or the time remaining until the individual reaches the age of 65, at which time the benefits cease if the individual is expected to remain disabled. The total liability outstanding at December 31, 1994, is $261,000, of which $243,000 is classified as long-term.

Note 8 - Stockholders' Equity
- -----------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At December 31, 1994, 10,001,270 shares were issued including 3,405,590 shares held in treasury. Therefore, the Company had 6,595,680 common shares outstanding at December 31, 1994.

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with an acquisition. (See
Note 9.)

                                                                         PAGE 10
                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 9 - Related Party Transactions
- -----------------------------------

In February 1995, the Company entered into an agreement to acquire 80% of the outstanding stock of a small novelty children's manufacturing company, effective as of January 1, 1995. Prior to this agreement the Company's Chief Executive Officer owned 55% of the outstanding stock of the manufacturer. Under the terms of the purchase agreement, the Company paid $288,000 in cash for the stock, including $158,000 paid to NBI's CEO. In addition, the sellers are eligible for royalty payments based upon gross margin performance in excess of specified amounts. In conjunction with the purchase agreement, the sellers were issued warrants to purchase a total of 1.7 million shares of NBI's common stock at a price of $.89 per share. These warrants are exercisable from December 31, 1995 through December 31, 2002.

In addition, in December 1994, the Company advanced $100,000 to the acquired Company under the terms of a revolving line of credit. (See Note 4.)

In November 1994, the Company loaned its CEO $350,000 under the terms of a promissory note. (See Note 4.)

                                                                         PAGE 11
                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SECOND QUARTER - FISCAL 1995

RESULTS OF OPERATIONS

The Company has incurred increased net losses for the three and six months ended December 31, 1994, as compared to the same periods in fiscal year 1994, due to significant declines in nonoperating income, including net gains (losses) on investments, interest income, and other income (expense). However, the Company did experience significant improvement in operating performance for the three and six months ended December 31, 1994, with operating losses of $588,000 and $1,214,000, respectively, as compared to $1,293,000 and $2,369,000 for the same periods of the prior fiscal year. The improvement resulted primarily from a significant reduction in operating costs resulting from the closure of the Company's domestic systems integration operation in June 1994.

Total revenues for the three and six months ended December 31, 1994, as compared to the same periods in fiscal 1994, increased 37.2% and 28.5% to $856,000 and $1,756,000, respectively. While sales revenue has increased significantly, service revenues continue to decline with the Company's closure of its domestic systems integration operation and the contracting proprietary systems maintenance base in the United Kingdom.

Sales revenue increased to $606,000 and $1,242,000 for the three months and six months ended December 31, 1994, from $311,000 and $682,000 for the same periods of the prior fiscal year. The revenue increase resulted primarily from sales revenue totaling $137,000 and $559,000 for the three months and six months ended December 31, 1994, generated by the Company's AlphaNet division, acquired in March 1994. In addition, international systems integration operations experienced a significant increase in sales revenue in the current quarter and a moderate increase year-to-date, primarily due to increased sales activity with existing customers. These increases were partially offset by the absence of the domestic systems integration sales revenues. Sales revenues are expected to be lower in the third quarter of fiscal 1995, compared to the same period of fiscal 1994, as the inclusion of sales revenues from the Company's recent acquisition and its AlphaNet division, which was not acquired until late in the third quarter of fiscal 1994, are not expected to exceed declines anticipated due to the absence of domestic systems integration sales revenues and the potential disposition of the Company's international operation. Additionally, the Company anticipates sales revenues in the third quarter of fiscal 1995 to be less than in the previous quarter of fiscal 1995, as the inclusion of revenues from its recent acquisition is not expected to exceed the potential decline in international sales revenues and a decline anticipated in sales revenues from its AlphaNet division due to its refocus towards service and away from product sales.

Service revenues for the quarter and the six months ended December 31, 1994 were $250,000 and $514,000, respectively, reflecting decreases of $63,000 and $171,000 or 20.1% and 25.0%, respectively, as compared to the same periods of the prior fiscal year. This resulted primarily from continued erosion in the international proprietary maintenance base, as expected, as these revenues declined $169,000 to $46,000, and $333,000 to $100,000, for the three and six months ended December 31, 1994, respectively. In addition, declines of $59,000 and $77,000 were experienced for the three and six months ended December 31, 1994, due to the absence of domestic systems integration service revenues. However, these declines were partially offset by the addition of AlphaNet service revenues totaling $134,000 and $178,000 for the three and six months ended December 31, 1994. Additionally, international systems integration service revenues increased $31,000 and $61,000, respectively to $70,000 and $195,000, for the quarter and six months ended December 31, 1994 as compared to the same periods in the prior fiscal year. Service revenues are expected to decrease significantly in the third quarter of fiscal 1995, as compared to the same period in fiscal 1994, due to the decline in the international proprietary maintenance base, the absence of domestic systems integration revenues and the potential disposition of the international operation. However, service revenues from the Alphanet division are expected to increase due to the acquisition of this division late in the third quarter of fiscal 1994. Service revenues are expected to remain flat or decline in the third quarter of fiscal 1995, as compared to the previous quarter of fiscal 1995, primarily due to the anticipated disposition of the international subsidiary.

                                                                         PAGE 12
                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SECOND QUARTER - FISCAL 1995


Cost of sales as a percentage of sales revenues for the three and six months ended December 31, 1994 were 65.7% and 70.0%, respectively, compared to 93.2% and 89.5% for the same periods in fiscal 1994. The improved margin resulted from the closure of the Company's domestic systems integration division, which produced unfavorable margins on its product sales and the inclusion of AlphaNet sales at a higher margin rate than the average sales margin rates experienced in the comparable periods of fiscal 1994. Cost of sales as a percentage of sales revenues from the AlphaNet Division were 72.3% and 74.0% for the three and six months ended December 31, 1994, respectively.

Cost of services as a percentage of service revenue was 81.2% and 80.9% for the three and six months ended December 31, 1994, compared to 119.5% and 107.3%, respectively, for the same periods of fiscal 1994. The increased margin performance was primarily due to a significant reduction in fixed costs related to the domestic systems integration technical operations group, resulting from the closure of this division, partially offset by reduced margins on the international proprietary maintenance revenues, as cost reductions continue to be insufficient to cover the decline in the related revenue.

Product development and engineering expenses totaled $82,000 and $162,000 for the three and six months ended December 31, 1994, compared to $60,000 and $89,000 in the same periods of the prior fiscal year. The increase in expenses resulted from increased software development activity during fiscal 1995, which is expected to continue through the year. The Company is actively pursuing various sales and marketing options for its software product which is expected to be released late in the third quarter of fiscal 1995. However, there are no assurances that the Company will find an effective was to sell and market the product or that the product will gain market acceptance.

Marketing, general and administrative costs totaled $761,000 and $1,523,000 for the three and six months ended December 31, 1994, compared to $1,193,000 and $2,301,000 for the same periods in fiscal 1994. The decline is primarily related to substantial savings realized in sales, marketing and administrative expenses associated with the domestic systems integration division, due to its closure, partially offset by the addition of sales and administrative expenses related to the Company's AlphaNet division.

Interest income totaling $61,000 and $118,000 for the three and six months ended December 31, 1994 reflect decreases of $100,000 and $257,000 compared to the same periods in fiscal 1994. The decrease in interest income is primarily due to a lower level of average outstanding cash and investments in fiscal 1995, as well as variances in the mix of debt and equity securities.

The Company recorded a net loss on investments and other expense of $1.4 million in the second quarter of fiscal 1995, compared to a net gain on investments and other income of $979,000 for the corresponding quarter of fiscal 1994. For the six months ended December 31, 1994, the Company recorded a net loss on investments and other expense of $584,000, compared to a net gain on investments and other income of $2.3 million for the comparable period of fiscal 1994. The decline for the three months ended December 31, 1994, as compared to the same period in the prior fiscal year, was primarily related to a significant unrealized loss on investments recorded in December 1994, as well as the absence of significant realized gains as included in the second quarter of fiscal 1994. For the six months ended December 31, 1994, the decline in net gain (loss) on investments and other income (expense) was primarily related to the absence of substantial realized gains on investments as recorded in the same period of the prior fiscal year. Included in the net loss on investments and other expense for the three months ended December 31, 1994, was a net realized gain and a net unrealized loss on investments of $115,000 and $1,500,000, respectively. This compares to a net realized gain on investments of $1,174,000 and net unrealized
loss of $195,000 recorded during the second quarter of fiscal 1994.   For the
six months ended December 31, 1994, the Company recorded net realized and unrealized losses on investments of $251,000 and $303,000, respectively, while a net realized gain of $2,287,000 and a net unrealized loss of $195,000 was included

                                                                         PAGE 13
                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          SECOND QUARTER - FISCAL 1995

in the six months ended December 31, 1993. The Company has a concentrated position in one equity security in the airline industry which accounted for most of the significant unrealized loss reported this quarter. However, this unrealized loss was significantly offset by the unrealized gain recorded on this security in the first quarter fiscal 1995. As of February 11, 1995, the market value of this security was slightly higher than at December 31, 1994.

During the second quarter of fiscal 1995, the Company implemented Financial Accounting Standards Board Statement No. 112, "Employers' Accounting For Postemployment Benefits" ("FAS 112") which was effective July 1, 1994. The cumulative effect, as of July 1, 1994, of adopting this standard reduced net income in the second fiscal quarter of 1995 by $271,000. This resulted from accruing the present value of the expected disability benefits, to be paid out, under the Company's prior self-insured disability benefits program, over the next 12 years. The Company previously recognized these costs monthly as the disability continued. Currently the disability payments total approximately $4,000 per month for four individuals, expiring when the individuals reach the age of 65, unless their condition changes. The effect of this accounting change on future income is a reduction of costs approximating $4,000 each quarter increasing over the next 12 years to a maximum of $12,000 per quarter. The Company's current disability plan is fully insured.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's working capital decreased $3.3 million from $5.9 million at June 30, 1994, to $2.6 million at December 31, 1994. The reduction of working capital resulted mainly from the Company's net loss for the six month period of $2.3 million and from a $1.2 million increase in the current portion of income taxes, as principal payments on the IRS debt begin in January 1995. Total assets of $6.3 million at December 31, 1994, reflected a decline of $3.5 million
from June 30, 1994.   The decline in assets occurred primarily due to the net
loss and the net payments on short-term borrowings during the period of $2.3 million and $1.4 million, respectively. Management currently anticipates that working capital needs in the next year will be met by currently available cash and investments and internally generated funds.

The Company continues to work towards profitability through cost reduction measures and acquisition of or investment in domestic businesses. The Company recently completed an acquisition of 80% of the stock of a small specialty toy manufacturer, which is expected to be profitable in calendar year 1995. In addition, the Company is currently pursuing the disposition of its subsidiary in the United Kingdom, due to its continued losses. However, there are no assurances that these actions will be sufficient enough to bring the Company to profitability.

                                                                         PAGE 14
                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item 4  Results of votes of security holders
- ------  ------------------------------------

        The Company's annual meeting was held on January 12, 1995. At this meeting, Jay H. Lustig and Martin J. Noonan were elected to serve as directors. The voting results were as follows:

                                                                       Votes
                                                      Affirmative     Withheld                    Broker
                                                         Votes       or Against    Abstentions   Non-votes
                                                     -------------   -----------   ------------  ----------
     1. To elect the nominee for the
        Board of Directors:

        Jay H. Lustig                                5,844,430       218,349             --          --

        Martin J. Noonan                             5,834,627       228,152             --          --

     2. To approve the First Amendment
        to the Certificate of Incorporation
        and Bylaws of the Company                    4,871,285       505,264          24,725      661,505

     3. To approve the Second Amendment
        to the Certificate of Incorporation
        and Bylaws of the Company                    4,147,169       594,567          27,456    1,293,587

     4. To approve the Third Amendment
      to the and Bylaws of the Company               4,829,244       537,323          34,707      661,505

     5. To approve the Fourth Amendment
      to the and Bylaws of the Company               5,128,300       232,195          40,779      661,505

Item 6  Exhibits and Reports on Form 8-K
- ------  ---------------------------------

        (a) Exhibits
            10. Material Contracts
                a. Stock Purchase Agreement
                b. Shareholder Agreement
                c. Warrant Certificate
                d. Revolving Line of Credit

            27.  Financial Data Schedule

        (b) No reports were filed on Form 8-K during the quarter ended December 31, 1994.

                                                                         PAGE 15
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    NBI, INC.



       February 13, 1995               By:      /s/ MARJORIE A. COGAN
- ------------------------------            -------------------------------------
             (Date)                                Marjorie A. Cogan
                                             As a duly authorized officer
                                           Corporate Controller, Secretary
                                   (Principal Financial and Accounting Officer)