Form 10QSB
period 1995-03-31
NBI INC
filed 1995-05-15
CIK 313518

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

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
                                                           [X]  YES     [ ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at April 30, 1995
- --------------------------------------            -----------------------------
Common Stock, par value $.01 per share                       6,499,459

                                                                          PAGE 2
                                   NBI, INC.
                              INDEX TO FORM 10-QSB

                       For Quarter Ended March 31, 1995



                                                                 PAGE
                                                                 ----
PART  I - FINANCIAL INFORMATION
  Consolidated Financial Statements (Unaudited)................   3-6

  Supplementary Notes to Consolidated Financial
     Statements (Unaudited)....................................  7-10

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................. 11-13

PART  II - OTHER INFORMATION...................................    14

                                                                           PAGE3
                                   NBI, INC.
                           CONSOLIDATED BALANCE SHEET
                    (Amounts in Thousands Except Share Data)







                                     ASSETS
                                     ------
                                                             March 31,    June 30,
                                                               1995         1994
                                                           ------------  ----------
Current assets:                                             (Unaudited)
  Cash and cash equivalents................................... $ 1,266   $ 2,708
  Trading securities..........................................   4,216        --
  Marketable securities.......................................      --     5,086
  Receivables, net............................................     532       750
  Inventories.................................................     221       106
  Other current assets........................................     185       887
                                                               -------   -------
     Total current assets.....................................   6,420     9,537

Property and equipment, net...................................     102       230
Other assets..................................................     303        44
                                                               -------   -------
                                                               $ 6,825   $ 9,811
                                                               =======   =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 -----------------------------------------------


Current liabilities:
  Current portion of income taxes............................  $ 2,457   $   666
  Short-term borrowings and current portion
    of notes payable.........................................    1,080     1,530
  Accounts payable...........................................      602       478
  Accrued liabilities........................................    1,001       953
                                                               -------   -------
     Total current liabilities...............................    5,140     3,627

Long-term income taxes.......................................    4,425     6,268
 Notes payable...............................................       66       177
Long-term postemployment disability benefits.................      238        --

Stockholders' equity:
  Common stock - $.01 par value; 20,000,000 shares
   authorized; 10,001,270 shares issued......................      100       100
  Capital in excess of par value.............................    5,769     5,769
  Accumulated deficit........................................   (7,705)   (5,034)
  Foreign currency translation adjustment....................      308       304
                                                               -------   -------
                                                                (1,528)    1,139
  Less treasury stock, at cost (3,407,026 and 2,885,136
   shares)...................................................   (1,516)   (1,400)
                                                               -------   -------
  Total stockholders' equity deficit.........................   (3,044)     (261)
                                                               -------   -------
                                                               $ 6,825   $ 9,811
                                                               =======   =======




                            See accompanying notes.

                                                                          PAGE 4
                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                           March 31,             March 31,
                                        1995       1994       1995       1994
                                      --------  ----------  ---------  --------

Revenues:
  Sales.............................   $  465     $   709    $ 1,707   $ 1,391
  Service...........................      322         347        836     1,032
                                       ------     -------    -------   -------
                                          787       1,056      2,543     2,423
 Costs and expenses:
  Cost of sales.....................      367         582      1,236     1,193
  Cost of service...................      214         424        630     1,159
  Product development and
   engineering......................       65          71        227       160
  Marketing, general and
   administrative...................      714       1,097      2,237     3,398
                                       ------     -------    -------   -------
                                        1,360       2,174      4,330     5,910
                                       ------     -------    -------   -------

 Loss from operations...............     (573)     (1,118)    (1,787)   (3,487)

Other income (expense):
  Interest income...................       36          75        154       450
  Gain (loss) on investments and
   other income (exp)...............      364      (1,148)      (220)    1,158
  Interest expense..................     (191)       (176)      (553)     (538)
                                       ------     -------    -------   -------
                                          209      (1,249)      (619)    1,070
 Loss before income taxes, minority
  interest and cumulative
   effect of change in accounting
    method..........................     (364)     (2,367)    (2,406)   (2,417)

Income tax expense..................       --          --         --        --
                                       ------     -------    -------   -------

Net loss before minority interest
 and cumulative effect of change
 in accounting method...............     (364)     (2,367)    (2,406)   (2,417)

Minority interest...................        6          --          6        --
                                       ------     -------    -------   -------

Net loss before cumulative effect
 of change in accounting
 method.............................     (358)     (2,367)    (2,400)   (2,417)

Cumulative effect of change in
 accounting method..................       --          --       (271)       --
                                       ------     -------    -------   -------

 Net loss...........................   $ (358)    $(2,367)   $(2,671)  $(2,417)
                                       ======     =======    =======   =======

Loss per common share:
  Net loss before cumulative effect
   of change in accounting
   method...........................   $ (.05)    $  (.32)   $  (.35)  $  (.32)

  Cumulative effect of change in
   accounting method................       --          --       (.04)       --
                                       ------     -------    -------   -------

  Net loss..........................   $ (.05)    $  (.32)   $  (.39)  $  (.32)
                                       ======     =======    =======   =======

Weighted average number of common
   and common equivalent shares
    outstanding.....................    6,595       7,513      6,815     7,639
                                       ======     =======    =======   =======

                            See accompanying notes.

                                                                          PAGE 5
                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                            Nine  Months Ended
                                                                 March 31,
                                                              1995       1994
                                                           ----------  --------

 Cash flows from operating activities:
 Net loss................................................    $(2,671)  $(2,417)
Adjustments to reconcile net loss to net cash
  flow used in operating activities:
     Depreciation and amortization.......................        102       147
     Reduction in provision for bad debts................        (14)       --
     Provision for writedown of inventory................         21        --
     Provision for impairment of property and equipment..         14        --
     Loss (gain) on sales of property and equipment......          8       (46)
     Net realized gain on investments....................         **    (2,289)
     Net unrealized loss on investments..................          4     1,355
     Cumulative effect of accounting change..............        271        --
     Other...............................................         27       101
     Changes in assets -- decrease (increase):
       Accounts receivable...............................        275       105
       Inventory.........................................        (60)      (60)
       Trading securities................................     (4,220)       **
       Marketable securities.............................      5,086        **
       Other current assets..............................        611        20
     Changes in liabilities -- (decrease) increase:
       Accounts payable and accrued liabilities..........         36       407
                                                             -------   -------
          Net cash flow used in operating activities.....       (510)   (2,677)
                                                             -------   -------

Cash flows from investing activities:
  Proceeds from sales of property and equipment..........         45        51
  Collections from notes receivable......................        350       247
  Sales or redemption of marketable securities...........         **     6,197
  Sales of long-term treasury investments................         **    10,801
  Purchases of property and equipment....................        (19)     (210)
  Issuance of notes receivable...........................       (350)       --
  Purchases of marketable securities.....................         **    (9,156)
  Purchases of long-term treasury investments............         **    (5,189)
  Payments for business acquisition......................       (288)     (147)
                                                             -------   -------
       Net cash flow provided by (used in) investing
        activities.......................................       (262)    2,594
                                                             -------   -------

                         (continued on following page)




  ** With the Company's adoption of FAS 115 as of July 1, 1994, activity related to trading securities is now classified as operating rather than investing.


                            See accompanying notes.

                                                                          PAGE 6
                                    NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                                         Nine  Months Ended
                                                              March 31,
                                                           1995     1994
                                                         -------   ------
Cash flows from financing activities:
  Issuance of treasury stock...........................       --       14
  Purchases of treasury stock..........................     (116)    (620)
  Payments on short-term borrowings and notes payable..   (2,931)     (19)
  Short-term borrowings................................    2,370       --
                                                         -------   ------
     Net cash flow used in financing activities........     (677)    (625)
                                                         -------   ------
Effects of exchange rates on cash......................        7       (1)
                                                         -------   ------
Net decrease in cash and cash equivalents..............   (1,442)    (709)

Cash and cash equivalents at beginning of period.......    2,708    3,932
                                                         -------   ------
Cash and cash equivalents at end of period.............  $ 1,266   $3,223
                                                         =======   ======
Supplemental schedule of non-cash investing
 and financing activities:

  Net transfers of inventory from property and
    equipment..........................................  $    --   $   24
                                                         =======   ======
  Foreign currency translation adjustments.............  $     4   $    4
                                                         =======   ======
Supplemental disclosures of cash flow information:

  Interest paid........................................  $   549   $  529
                                                         =======   ======
  Income taxes paid....................................  $    52   $   --
                                                         =======   ======



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

Note 2 - Cash and Cash Equivalents
- -----------------------------------

The Company's cash and cash equivalents of $1,266,000 at March 31, 1995, included $113,000 of restricted cash. This represents the amount held in trust for payments under self insurance plans.

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

                                                                          PAGE 8
                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 3 - Investments in Securities (continued)
- ----------------------------------------------

During the three months and nine months ended March 31, 1995, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded a net realized gain of $56,000 and a net unrealized gain of $299,000 on investments for the three months ended March 31, 1995. For the nine months then ended, the Company recorded net realized and unrealized losses on investments of $194,000 and $4,000, respectively.

The Company's investment portfolio may, at any point in time, include a concentrated position in one security. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. Trading securities at March 31, 1995 did include a concentrated position in one equity security from the airline industry, for which the Company recorded a significant unrealized gain during the quarter ended March 31, 1995. Alternately, for the nine months ended March 31, 1995, the Company has recorded a significant unrealized loss on this equity security. However, as of May 10, 1995, the market value of this security was significantly higher than at March 31, 1995.

Note 4 - Other Current Assets
- -----------------------------

Other current assets at June 30, 1994, included $626,000 of restricted cash and investments held in trust for the Company's indemnity obligations related to any potential Directors' and Officers' liabilities arising from their service to the Company. In December 1994, the trust expired and the Company transferred the cash and investments held in trust, totaling $631,000, to its cash and trading securities accounts.

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

As of March 31, 1995, NBI had approximately $6,882,000 of tax liabilities remaining on its balance sheet, $6,757,000 of which is related to the agreement with the IRS. There is no accelerated principal amount payable in the third quarter of fiscal 1995, in accordance with the agreement, based upon the Company's cash, cash equivalents and treasury investments at March 31, 1995. Furthermore, any other accelerated principal payments due within the next twelve months based upon subsequent quarter-end calculations are not determinable at March 31, 1995. Therefore, only the scheduled principal payments due within the next twelve months, totaling $2,457,000, have been classified as current at March 31, 1995.

Note 6 - Short-term Borrowings and Current Portion of Notes Payable
- -------------------------------------------------------------------

Included in short-term borrowings and current portion of notes payable were short-term borrowings of $970,000. These borrowings were collateralized by the Company's marketable securities.

                                                                          PAGE 9
                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

As required by the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), the Company allows terminated employees who wish to continue health care coverage to pay the expected costs to be incurred, as determined by the insurance company administering the claims. However, because the Company is self-insured for health care costs, it is liable for any actual costs incurred in excess of the expected costs. As of March 31, 1995, there were no such known amounts.

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

The total liability outstanding at March 31, 1995, is $256,000, of which $238,000 is classified as long-term.

Note 8 - Stockholders' Equity
- -----------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At March 31, 1995, 10,001,270 shares were issued including 3,407,026 shares held in treasury. Therefore, the Company had 6,595,244 common shares outstanding at March 31, 1995.

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with an acquisition. (See Note 9.) These warrants are exercisable from December 31, 1995 through December 31, 2002.

On December 7, 1994, the Company's common stock was delisted from the Pacific Stock Exchange due to its inability to meet certain minimum stockholders' equity requirements. The Company's common stock is now traded over-the-counter.

                                                                         PAGE 10
                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 9 - Related Party Transactions
- -----------------------------------

In February 1995, the Company entered into an agreement to acquire 80% of the outstanding stock of a small novelty toy manufacturing company, effective as of January 1, 1995. Prior to this agreement the Company's Chief Executive Officer owned 55% of the outstanding stock of the manufacturer. Under the terms of the purchase agreement, the Company paid $288,000 in cash for the stock, including $158,000 paid to NBI's CEO. In addition, the sellers are eligible for royalty payments based upon gross margin performance in excess of specified amounts. In conjunction with the purchase agreement, the sellers were issued warrants to purchase a total of 1.7 million shares of NBI's common stock at a price of $.89 per share. These warrants are exercisable from December 31, 1995 through December 31, 2002.

In addition, in December 1994, the Company advanced $100,000 to the acquired Company under the terms of a revolving line of credit, which expires on December 31, 1995. The debt bears interest at 1% per month. A portion of the funds advanced in December 1994 were used by the borrower to paydown $85,000 of an outstanding loan it had with NBI's CEO. The balance due under the line of credit at March 31, 1995, was eliminated in consolidation.

In November 1994, the Company loaned its CEO $350,000 under the terms of a promissory note. The note provided for interest at the rate of 10% per annum and was paid in full in March 1995.

Note 10 - Subsequent Events
- ---------------------------

On April 28, 1995, NBI, Inc's. international subsidiary, NBI, Ltd., completed a sale of certain assets of the company effective as of April 1, 1995. The sale provided for the transfer of all customers and current employees to the purchaser. Under the terms of this agreement, NBI, Ltd. will retain all cash accounts receivable, accounts payable and certain accrued liabilities. NBI, Ltd. will manage the disposition of these accounts until such time as it can complete an orderly dissolution of the entity. A small gain on the transaction is expected to be recorded in the fourth quarter of fiscal 1995.

                                                                         PAGE 11
                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          THIRD QUARTER - FISCAL 1995

RESULTS OF OPERATIONS

The Company incurred a net loss of $358,000 for the quarter ended March 31, 1995, a significant improvement as compared to the net loss of $2,367,000 for the same period in fiscal year 1994. The improvement was primarily related to a significant net unrealized gain recorded in the third quarter or fiscal 1995 compared to a substantial net unrealized loss recorded in the comparable period of the prior fiscal year. In addition, operating expenses declined significantly due to the closure of the Company's domestic systems integration operation in June 1994. However, for the nine months ended March 31, 1995, the Company incurred a net loss of $2,671,000 compared to a net loss of $2,417,000 for the comparable period in the prior fiscal year. The increased net loss resulted primarily from the absence of substantial net realized gains on sales of investments, as recorded in fiscal 1994, and the cumulative effect of an accounting change recorded in fiscal 1995. These savings were partially offset by a substantial decline in the year-to-date net unrealized loss on investments and significant savings in operating expenses from the closure of the domestic systems integration operation in fiscal 1995 as compared to fiscal 1994.

Sales revenue for the third quarter ended March 31, 1995, decreased 34.4% to $465,000 from $709,000 in the same period of fiscal year 1994. This decline resulted primarily from the absence of revenues from the Company's domestic systems integration division which was closed in June 1994. However, for the nine months ended March 31, 1995, sales revenues increased $316,000, or 22.7%, to $1.7 million. The increase resulted primarily from the acquisition of the Company's AlphaNet division and a majority owned novelty toy manufacturer, effective March 1, 1994, and January 1, 1995, respectively. In addition, international sales increased moderately year-to-date, primarily due to increased sales activity with existing customers in the second quarter and early in the third quarter.

Sales revenue for the fourth quarter of fiscal 1995 are expected to decrease significantly compared to the same period in fiscal 1995, due to the disposition of the international operations effective April 1, 1995 and the absence of domestic systems integration sales. Furthermore, the addition of sales from the majority owned novelty toy manufacturer will be insufficient to cover the anticipated decline in sales resulting from the AlphaNet division's refocus on services and away from product sales. Sales revenues for the fourth quarter of fiscal 1995 are also expected to decline significantly compared to the third quarter of fiscal 1995 primarily due to the absence of international sales revenue.

Service revenues for the quarter and the nine months ended March 31, 1995 were $322,000 and $836,000, reflecting decreases of $25,000 and $196,000 or 7.2% and
19.0%, respectively, as compared to the same periods of the prior fiscal year. This resulted primarily from continued erosion in the international proprietary maintenance base, as expected, as these revenues declined $132,000 to $26,000, and $465,000 to $126,000, for the three and nine months ended March 31, 1995, respectively. In addition, declines of $62,000 and $139,000 were experienced for the three and nine months ended March 31, 1995, due to the absence of domestic systems integration service revenues. However, these declines were partially offset by increases in AlphaNet's service revenues totaling $72,000 and $250,000 for the three and nine months ended March 31, 1995, respectively. Additionally, international systems integration service revenues increased $97,000 and $158,000, respectively to $218,000 and $413,000, for the quarter and nine months ended March 31, 1995, as compared to the same periods in the prior fiscal year due to increased sales activity with existing customers. Service revenues are expected to decline significantly in the fourth quarter of fiscal 1995, as compared to the previous quarter of fiscal 1995 and the same period of the prior fiscal year, primarily due to the absence of service revenues from the Company's international subsidiary.

                                                                         PAGE 12
                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          THIRD QUARTER - FISCAL 1995

Cost of sales as a percentage of sales revenues for the three and nine months ended March 31, 1995 were 78.9% and 72.4%, respectively, compared to 82.1% and 85.8% for the same periods in fiscal 1994. The improved margin resulted from the closure of the Company's domestic systems integration division, which produced unfavorable margins on its product sales, and the inclusion of AlphaNet sales and Krazy Colors sales at higher margin rates than the total average sales margin rates experienced in the comparable periods of fiscal 1994. Cost of sales as a percentage of sales revenues from the AlphaNet division and from Krazy Colors were 75.7% and 79.6% year-to-date, respectively. These improvements in margin were partially offset by reduced margins on the international systems integration sales due to the increasingly competitive market and focus on disposition activities. Cost of these international sales as a percentage of sales revenues increased to 77.5% and 70.5% for the three and nine months ended March 31, 1995, respectively, from 64.3% and 65.7% for the same periods in the previous year.

Cost of services as a percentage of service revenue was 66.5% and 75.4% for the three and nine months ended March 31, 1995, compared to 122.2% and 112.3%, respectively, for the same periods of fiscal 1994. The increased margin performance was primarily due to a significant reduction in fixed costs related to the domestic systems integration technical operations group, resulting from the closure of this division, partially offset by reduced margins on the international proprietary maintenance revenues, as cost reductions continued to be insufficient to cover the decline in the related revenue.

Product development and engineering expenses totaled $65,000 and $227,000 for the three and nine months ended March 31, 1995, compared to $71,000 and $160,000 in the same periods of the prior fiscal year. The increase in year-to-date expenses resulted from increased software development activity during fiscal 1995. However, these expenses were reduced slightly this quarter and are expected to remain at this lower level through the last quarter of the fiscal year. The Company is actively pursuing various sales and marketing options for its software product which was released late in the third quarter of fiscal 1995. However, there are still no assurances that the Company will find an effective way to sell and market the product or that the product will gain market acceptance.

Marketing, general and administrative costs totaled $714,000 and $2,237,000 for the three and nine months ended March 31, 1995, compared to $1,097,000 and $3,398,000 for the same periods in fiscal 1994. The decline is primarily related to substantial savings realized in sales, marketing and administrative expenses associated with the domestic systems integration division due to its closure. These savings were partially offset by the addition of sales and administrative expenses related to the Company's AlphaNet division, acquired in March 1994, and the novelty toy manufacturer acquired effective January 1, 1995. In addition, the Company's international subsidiary incurred increased general and administrative expenses resulting from legal, consulting, travel and other costs related to the subsidiary's disposition activities.

Interest income totaling $36,000 and $154,000 for the three and nine months ended March 31, 1995, reflect decreases of $39,000 and $296,000 compared to the same periods in fiscal 1994. The decrease in interest income is primarily due to a lower level of average outstanding cash and investments in fiscal 1995, as well as variances in the mix of debt and equity securities.

The Company recorded a net gain on investments and other income of $364,000 in the third quarter of fiscal 1995, compared to a net loss on investments and other income of $1,148,000 for the corresponding quarter of fiscal 1994. The improvement was primarily related to a significant net unrealized gain recorded in the third quarter or fiscal 1995 compared to a substantial net unrealized loss recorded in the comparable period of the prior fiscal year. For the nine months ended March 31, 1995, the Company recorded a net loss on investments and other income of $220,000, compared to a net gain on investments and other income of $1,158,000 for the comparable period of fiscal 1994. The decline in net gain
(loss) on investments and other income (expense) was primarily related to the absence of substantial realized gains on investments, partially offset by a substantial decline in the net unrealized

                                                                         PAGE 13
                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          THIRD QUARTER - FISCAL 1995


loss on investments for the nine months ended March 31, 1995, as compared to the same period of the prior fiscal year. Included in the net gain on investments and other income for the three months ended March 31, 1995, were net realized and unrealized gains on investments of $56,000 and $299,000, respectively. This compares to a net realized gain on investments of $2,000 and net unrealized loss
of $1,159,000 recorded during the third quarter of fiscal 1994.   For the nine
months ended March 31, 1995, the Company recorded net realized and unrealized losses on investments of $194,000 and $4,000, respectively, while a net realized gain of $2,289,000 and a net unrealized loss of $1,355,000 was included in the nine months ended March 31, 1994. The Company has a concentrated position in one equity security in the airline industry for which the Company recorded a significant unrealized gain during the quarter ended March 31, 1995. Alternately, for the nine months ended March 31, 1995, the Company recorded a significant unrealized loss on this equity security. However, as of May 10, 1995, the market value of this security was significantly higher than at March 31, 1995.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's working capital decreased $4.6 million from $5.9 million at June 30, 1994, to $1.3 million at March 31, 1995. The reduction of working capital resulted primarily from the Company's net loss of $2.7 million for the nine month period and from an increase of $1.8 million in the current portion of income taxes, as principal payments on the IRS debt began in January 1995.
Total assets of $6.8 million at March 31, 1995, reflected a decline of $3.0
million from June 30, 1994.   The decline in total assets occurred primarily due
to the net loss during the period of $2.7 million. Management currently anticipates that working capital needs in the next year will be met by currently available cash and investments and internally generated funds.

The Company continues to work towards profitability through cost reduction measures and acquisition of or investment in domestic businesses. The Company completed an acquisition of 80% of the stock of a small novelty toy manufacturer effective the beginning of the third fiscal quarter, which is expected to be profitable in calendar year 1995. In addition, in April 1995, the Company sold certain assets of its subsidiary in the United Kingdom. The sales agreement provided for the transfer of all customers and current employees to the purchaser which will significantly reduce future net losses sustained by this subsidiary. However, there are no assurances that these actions will be sufficient enough to bring the Company to profitability.

                                                                         PAGE 14
                                   NBI, INC.
                          PART II - OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K
- ----------------------------------------

        (a) Exhibits

            27.  Financial Data Schedule

        (b) No reports were filed on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    NBI, INC.



       May 12, 1995                   By:       /s/ Marjorie A. Cogan
- ---------------------------              -----------------------------------
         (Date)                                    Marjorie A. Cogan
                                             As a duly authorized officer
                                           Corporate Controller, Secretary
                                    (Principal Financial and Accounting Officer)