Form 10KSB40
period 1995-06-30
NBI INC
filed 1995-10-16
CIK 313518

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10 - KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                      For Fiscal Year Ended June 30, 1995

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the transition period from  ________________________________________________
                  to _________________________________________

                             Commission File Number
                                    0 - 9403


                                   NBI, INC.
State of Incorporation                                 IRS Employer I.D. Number
       Delaware                                              84 - 0645110
                        1880 Industrial Circle, Suite F
                           Longmont, Colorado   80501
                                 (303) 684-2700

Securities registered pursuant                           Name of each exchange
to section 12(b) of the Act:                              on which registered:

 Common Stock ($.01 par value)                         NASDAQ - Over the counter

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  YES       [ ]  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended June 30, 1995, are $2,850,000.

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $4,505,000 as of market close on September 14, 1995.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    [X]  YES     [ ]  NO

Common stock ($.01 Par Value) 6,497,234 shares outstanding as of September 16, 1995.

                                    PART  I
ITEM 1.  BUSINESS

DOMESTIC OPERATIONS

NBI was incorporated in 1973 to develop and market a proprietary word processing system. The Company was the first to introduce a software-based word processing system and within a few years, became known as a leading provider of dedicated word processing and office automation systems. Because of the declining interest in purchasing entire system solutions, it was necessary to restructure the Company in October, 1989 and shift its focus from manufacturing to customer service and support and into development and marketing of word processing software products for personal computers including Legacy(R), an advanced word processing software product for Microsoft(R) Windows(tm). On August 7, 1992, NBI sold its domestic customer service and support division to a majority owned subsidiary of Gores Enterprises, Inc., a holding company of various computer-based service businesses.

In 1990, NBI formed its domestic systems integration division to transition the existing customer base from its proprietary hardware platforms to today's open platforms exemplified by the personal computer Local Area Network. Because of the low margins, intense competition and long sales cycle, NBI closed this business on June 15, 1994.

Due to low sales volumes of Legacy 2.0 during fiscal 1992, the Company discontinued development of Legacy 2.1 on June 5, 1992. In August 1992, the Company sold the source code and product rights of Legacy in connection with a domestic software licensing agreement. However, NBI continued to have rights to royalties resulting from a non-exclusive licensing agreement for Legacy technology with an international software developer. NBI retained a small staff of software personnel during fiscal 1993 to support the existing Legacy licensing agreements and to assist in the transition away from Legacy software development. In fiscal 1994, these personnel began research and development work on a new software product which was completed in fiscal 1995. Because the Company did not want to commit significant funds to sales and marketing of the product, it began searching for a marketing partner early in 1995. As of June 30, 1995, the Company has been unsuccessful in finding a marketing partner and consequently it discontinued all software development activities.

NBI continues to operate its AlphaNet division which is a network infrastructure business acquired by NBI late in fiscal 1994. AlphaNet is located in southern Ohio. AlphaNet's market focus is on the physical cable layer of networks, including utilization of fiberoptic technology. AlphaNet sells primarily in the Ohio River Valley Region.

Effective January 1, 1995, the Company acquired a majority interest in a small novelty toy manufacturer, Krazy Colors, Inc. located in Las Vegas, Nevada which manufacturers roll-on and dot-on paints for children. Krazy Colors, Inc. distributes its products primarily through national toy distributors. See also
Note 16 to the consolidated Financial Statements.

On August 4, 1995, NBI, Inc. acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation. The Belle Vernon Motel Corporation owns and operates an 81 room Holiday Inn in Southwestern Pennsylvania, (the "Belle
Vernon Holiday Inn"). The Company received approval as an authorized Holiday Inn franchisee prior to the purchase transaction. The property and equipment acquired will continue to be operated as a Holiday Inn Hotel.

On August 14, 1995, a recently formed, wholly-owned subsidiary of NBI, Inc., closed on its purchase of a majority of the assets, including the name, of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania, pursuant to an asset purchase and sale agreement, with the effective date being the close of business on July 31, 1995. L.E. Smith Glass Company is a manufacturer of handmade fine glass giftware and lighting fixtures and has been in business since 1907. The property, plant and equipment acquired will continue to be used in the manufacture of handmade fine glass giftware and lighting fixtures. The company sells its products through in-house sales managers and manufacturers representatives. The giftware products are sold primarily to retailers and home show distributors, whereas the lighting fixture products are sold to manufacturers and retailers.

INTERNATIONAL OPERATIONS

NBI, Ltd. is a wholly owned subsidiary of NBI, Inc. that sold integrated document management solutions, workflow and COLD (Computer Output to Laser Disk) to central and local government departments and commercial organizations throughout the United Kingdom. Due to continuing losses incurred by the subsidiary, NBI, Inc. decided to sell the operation in fiscal 1995.

On April 28, 1995, NBI, Ltd. completed a sale of certain assets of the company, including its customer base. Under the terms of this agreement, NBI, Ltd. retained certain assets and liabilities. NBI, Ltd. is managing the disposition of these assets and liabilities until such time as it can complete an orderly disposition of the entity.

COMPETITION

AlphaNet: The company's primary competitors are telephone switch installers, local and regional cable companies and electrical contractors in the Ohio River Valley Region. AlphaNet is one of a limited number of companies in the region that specializes in fiber optic technology.

Krazy Colors, Inc.: The company's primary competitors are children's finger paint, paint and crayon manufacturers. Krazy Colors' competitive advantage is a unique patented bottle design that allows children to use non-toxic, washable paint with little cleanup.

Belle Vernon Holiday Inn: The hotel has limited competition in its class in a relatively wide-spread area. The local market includes several non-competitive motels in a different class as to price and amenities.

L.E. Smith Glass Company: The glass company's main competition in giftware is from imports, primarily from Europe, South America and the Orient. Most of the competitive glass from overseas is twenty-four percent leaded crystal, even though L.E. Smith Glass Company's giftware is unleaded crystal, because foreign manufacturers are able to produce leaded glass less expensively due to significantly less environmental restrictions and labor costs. The main competition for the glass lighting fixtures is also imports from Europe, South America and the Orient. There are also a few domestic companies that have competing products to certain portions of L.E. Smith Glass Company's giftware and lighting fixtures product lines. L.E. Smith Glass Company is able to compete with other domestic and foreign glass companies for many reasons. The company is one of only a few hand pressed glass manufacturers remaining in the United States. They produce a large variety of unique designs using twelve different colors of glass and they have a solid reputation for their quality and reliability. In addition, they are price competitive with other domestic manufacturers. The Company can compete with foreign competitors because it has the flexibility to meet shorter lead times without the restrictive minimum quantities required by most foreign manufacturers.

SIGNIFICANT CUSTOMERS

The Company had no significant customers in fiscal 1995 or 1994. However, the newly acquired L.E. Smith Glass Company currently has one significant customer that comprises over 10% of its gross revenues. The Company estimates that sales to this customer will exceed 10% of NBI's consolidated revenues in fiscal 1996. The loss of this customer's business would have a material adverse effect on NBI; however, L.E. Smith Glass Company is currently focusing its sales efforts on expanding its customer base to lessen the impact this customer has on its business. In addition, the Company's management believes that its relationship with this customer will continue into the foreseeable future.

PRODUCT DEVELOPMENT AND ENGINEERING

In fiscal 1994, NBI began research and development work on a new software product which was completed in fiscal 1995. For the years ended June 30, 1995 and 1994, the Company had expenditures for product development and engineering of $278,000 and $229,000 respectively. As of June 30, 1995, the Company discontinued all software development activities.

BANKRUPTCY PROCEEDINGS

On February 6, 1991, NBI, Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. On January 21, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization ("Plan"). NBI emerged from Chapter 11 bankruptcy on February 3, 1992, the effective date of the Plan ("Effective Date").

EMPLOYEES

The Company currently employs 174 full time employees and 220 total employees. A total of 193 of these employees are related to its recently acquired businesses. Currently, 128 of the employees are covered by collective bargaining agreements.


ITEM 2.  PROPERTIES

NBI leases approximately 6,400 square feet of office space for administrative personnel at its corporate headquarters in Longmont, Colorado. This lease expires in October 1997. The Company leases 4,000 square feet of office/warehouse space in Ohio for its AlphaNet division under a lease expiring in March 1998. The Company also leases approximately 2,200 square feet of warehouse space in Las Vegas, Nevada for its Krazy Colors, Inc. manufacturing operation under a lease expiring in October 1995. The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative or additional suitable facilities should its requirements change.

The Company's international subsidiary has outstanding commitments under an office lease for 7,540 square feet of office space in Slough in the United Kingdom under a lease that expires in March 1998. (See Note 12 to the consolidated Financial Statements.)

The Company acquired the building and improvements of the Belle Vernon Holiday Inn Hotel in Southwestern Pennsylvania as a result of its business acquisition on August 4, 1995. The building is approximately 21,000 square feet and sits on approximately 5.8 acres of land which is leased under an acquired lease expiring in 2026 with an option to extend the lease for an additional twenty-five year term.

Effective August 1, 1995, the Company acquired the land and buildings held by the L.E. Smith Glass Company, including a total of approximately 194,000 square feet of manufacturing, warehousing and office space on approximately 11.1 acres of land in Mount Pleasant, Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

STOCK PROFILE: At June 30, 1995, there were 6,497,234 common shares of $.01 par value common stock outstanding. To date, no dividends have been paid on the $.01 par value common stock and it is anticipated that future earnings will be retained for operating purposes.

COMMON STOCK ACTIVITY: On December 7, 1994, the Company's common stock was delisted from the Pacific Stock Exchange due to its inability to meet certain minimum stockholders' equity requirements. The Company's common stock is now traded over-the-counter under the symbol NBII. The following table sets forth for the fiscal periods specified the high and low sales prices for the common stock. The quotations of the Company's common stock reflect inter-dealer prices, without any retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.


            Fiscal 1995       High   Low
            -----------       -----  ----

            First Quarter       3/8   1/8
            Second Quarter      3/8  1/16
            Third Quarter      3/16  1/25
            Fourth Quarter     7/32  3/32

            Fiscal 1994        High   Low
            -----------        ----   ----

            First Quarter       1/2   3/8
            Second Quarter      3/4   3/8
            Third Quarter     11/16  7/16
            Fourth Quarter      1/2   1/4


The approximate number of stockholders of the Company was 3,000 as of September 16, 1995. This includes shares held in nominee or "street" accounts.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1995 - 1994 COMPARISON

The Company incurred a net loss of $483,000 in fiscal 1995, compared to a net loss of $3.0 million recorded in fiscal 1994. The improved performance resulted primarily from a substantial net gain on investments recorded for the year ended June 30, 1995, compared to a significant net loss on investments recorded in fiscal 1994. In addition, the Company experienced a significant reduction in operating costs and expenses during fiscal 1995 resulting from the closure of its domestic systems integration operation in June 1994. These improvements were partially offset by the absence of an income tax benefit in fiscal 1995, as compared to a benefit of $2.6 million included in fiscal 1994 resulting from the favorable outcome of a court case.

Sales revenues of $1.9 million for the year ended June 30, 1995 decreased slightly as compared to sales revenues of $2.0 million for the year ended June 30, 1994. The decline resulting from the absence of sales revenues from the Company's domestic systems integration division was significantly offset by an increase related to the addition of sales revenues from Krazy Colors, Inc. acquired effective January 1, 1995, and the inclusion of a full year of sales revenues from the Company's AlphaNet division, acquired in March 1994.

Software revenues totaling $37,000 recorded in fiscal 1995 consisted primarily of a final royalty payment related to the settlement of a completed licensing agreement for Legacy software. No software revenues were recorded in fiscal 1994.

Service revenues declined $383,000, or 28.6%, to $957,000 in fiscal 1995. The decline resulted primarily from continued erosion in the international proprietary maintenance base, as expected, as these revenues declined $554,000 to $136,000 for the year ended June 30, 1995. In addition, a decline of $186,000 was experienced in fiscal 1995 due to the absence of domestic systems integration service revenues. However, these declines were partially offset by an increase of $248,000 in Alphanet's services revenues to $329,000 for the year ended June 30, 1995, due to the inclusion of a full year of AlphaNet's operations in fiscal 1995. Additionally, an increase of $109,000 was experienced in international systems integration service revenues in fiscal 1995.

Total revenues are expected to increase significantly in fiscal 1996 as compared to fiscal 1995, due to the Company's acquisition of the L.E. Smith Glass Company and Belle Vernon Holiday Inn in August 1995. However, this increase will be partially offset by a decline in revenues resulting from the absence of international operations in fiscal 1996.

Cost of sales as a percentage of sales revenues for the years ended June 30, 1995 and 1994 was 74.2% and 88.9%, respectively. The improved margin resulted from the closure of the Company's domestic systems integration division, which produced unfavorable margins on its product sales, and the inclusion of sales from Krazy Colors, Inc. at a higher margin rate than the total average sales margin rate experienced in fiscal 1994, as the cost of sales as a percentage of sales revenues from Krazy Colors was 82.6% in fiscal 1995. These improvements in margin were partially offset by a reduced margin on international systems integration sales as cost of sales increased from 65.3% in fiscal 1994, to 69.4% in fiscal 1995, due to an increasingly competitive market and the focus on disposition activities. Cost of sales as a percentage of sales for the AlphaNet division remained constant at 77% in fiscal 1995 and 1994.

Cost of service as a percentage of service revenue was 78.0% and 119.7% for fiscal year 1995 and 1994, respectively. The related increased margin occurred primarily due to the absence of fixed costs related to the domestic systems integration technical operations group, resulting from the closure of this division. In addition, the Company experienced improved margins on AlphaNet's service revenues, primarily due to increased volumes. These improvements were partially offset by reduced margins on the international proprietary maintenance revenues, as cost reductions continued to be insufficient to cover the decline in related revenue, as well as a decline in the margin on international systems integration services.

Cost of sales, service and rentals as a percentage of total revenues is expected to decline again in fiscal 1996 as compared to fiscal 1995, due to the inclusion of revenues from L.E. Smith Glass Company and the Belle Vernon Holiday Inn at slightly higher average margins.

Product development and engineering expenses totaled $278,000 and $229,000 in fiscal 1995 and 1994, respectively, and included no capitalized software development amortization. In addition, no software development costs were capitalized in 1995 or 1994. The increased expenses in fiscal 1995 resulted from increased software development activity on a new software product which was completed during fiscal 1995. Because the Company did not want to commit significant funds to sales and marketing of the product, it began searching for a marketing partner early in 1995. As of June 30, 1995, the Company had been unsuccessful in finding a marketing partner and consequently it discontinued all software development activities.

Marketing, general and administrative expenses totaled $2.6 million for the year ended June 30, 1995, compared to $4.9 million for the previous fiscal year.
The decline is primarily related to substantial savings realized in labor, facilities and travel expenses associated with the domestic systems integration division, due to its closure. These savings were partially offset by an increase in sales and administrative expenses related to the addition of Krazy Colors, Inc. effective January 1, 1995, and the inclusion of a full year of expenses for the Company's AlphaNet division, acquired in March 1994.

Total marketing, general and administrative expenses are expected to increase significantly in fiscal 1996, compared to fiscal 1995, due to the addition of marketing, general and administrative expenses related to the business acquisitions completed in August, 1995, partially offset by a decline resulting from the absence of international operations in fiscal 1996. However, marketing, general and administrative expenses as a percentage of total revenues are expected to decline significantly in fiscal 1996.

Interest income totaling $194,000 for the fiscal year ended June 30, 1995, reflected a decrease of $324,000 compared to the year ended June 30, 1994. The decrease in interest income was primarily due to a lower level of average cash and investments held during the current year, as well as variances in the mix of debt and equity securities held.

The Company recorded a net gain on investments of $2,210,000 in fiscal 1995, compared to a net loss on investments of $290,000 for fiscal 1994. For the year ended June 30, 1995, the Company recorded a net unrealized gain on investments of $2.6 million, all of which was recorded during the fourth quarter of fiscal 1995, and a net realized loss on investments of $399,000. This compares to a net unrealized loss on investments of $2.6 million and a net realized gain on investments of $2.3 million recorded in fiscal 1994. During the first quarter of fiscal 1996, the Company sold a majority of its trading securities held at June 30, 1995, and recorded a moderate net gain on the sale of these investments.

No income tax expense or benefit was recorded in fiscal 1995; however, the Company recorded an income tax benefit of $2.6 million for the year ended June 30, 1994, resulting from the reversal of long-term income tax liabilities related to the favorable outcome of a court case.

FINANCIAL CONDITION

Total current assets and total assets of the Company decreased $2.3 million, or 24.4% and 23.0%, respectively, during fiscal year 1995. The decline in assets was primarily due to the sale of the Company's international operation and funding principal payments on the IRS debt, short-term borrowings and notes payable during fiscal 1995.

Current liabilities decreased $910,000 to $2.7 million at June 30, 1995, from $3.6 million at June 30, 1994. This resulted primarily from reductions in short-term borrowings and accrued liabilities during fiscal 1995 of $600,000 and $400,000, respectively.

Stockholders' deficit increased $593,000 to a deficit of $854,000 at June 30, 1995, primarily reflecting the net loss for fiscal 1995 of $483,000 and treasury stock purchases totaling $117,000 during fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $777,000 during fiscal 1995. Net cash flow provided by operating activities in fiscal 1995 was $224,000, as cash provided by the Company's trading and marketable securities activities offset cash used to fund the operating loss. Net cash used in investing activities totaled $164,000 and included $288,000 paid for a business acquisition. Cash used in financing activities during fiscal 1995 of $843,000 consisted primarily of net payments on short-term borrowings.

The Company had working capital of $4.5 million at June 30, 1995, a decrease of $1.4 million from $5.9 million at June 30, 1994. The reduction in working capital resulted primarily from principal payments made on the IRS debt and the net loss incurred during fiscal 1995. On October 13, 1995, the Company entered into an agreement in principle with the Internal Revenue Service (IRS), effective October 1, 1995, revising the payment terms provided in its settlement agreement with the IRS dated June 12, 1991. The new agreement provides for accrued interest through September 30, 1995, at the original stated rate, plus a principal payment of $250,000 to be paid upon execution of the definitive agreement. Thereafter, quarterly interest payments are due from January 1, 1996 through October 1, 1997. Interest will accrue on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The interest rate for April 1, 1996 through October 1, 1997 will be reevaluated in April 1996 based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The remaining principal balance is due in full on October 1, 1997. The balance sheet at June 30, 1995 reflects these revised payment terms.

In conjunction with the new agreement, the Company has agreed to grant the IRS a security interest in all of the real and personal property of the L.E. Smith Glass Company which is owned by American Glass, Inc., a recently formed, wholly-owned subsidiary of NBI, Inc., providing that the Company can obtain the necessary approvals from the existing security holders. If the necessary approvals cannot be obtained, NBI, Inc. has agreed to grant the IRS a security interest in all of the capital stock of American Glass, Inc. as well as all of the capital stock of the Belle Vernon Motel Corporation. The security interest will automatically terminate upon full payment by NBI of all principal and interest owed to the IRS under the agreement. The agreement also provides for accelerated principal payments to be made within forty-five days after the end of any fiscal quarter in which NBI Inc.'s unconsolidated cash and cash equivalents, excluding restricted cash, exceeds $1.3 million. The Company is required to pay to the IRS fifty percent of the amount by which such cash and cash equivalents exceed $1.3 million. Any such payment shall be applied to and shall reduce the outstanding principal balance.

The Company expects its working capital requirements in the next year, including the working capital requirements related to two business acquisitions closed in August 1995, as previously discussed, to be met by existing working capital at June 30, 1995 and internally generated funds. The Company used $4.6 million of cash and marketable securities for these acquisitions, resulting in a net decrease in working capital of $3.7 million. During the next fiscal year, the Company expects to perform renovations on the Belle Vernon Holiday Inn which are anticipated to cost approximately $1.0 million. The Company plans on funding these renovations by obtaining a mortgage on the property.

TAX LOSS CARRYFORWARDS

As discussed in Note 7 to the accompanying consolidated financial statements, the Company has approximately $60 million of tax loss carryforwards. A valuation allowance of $23 million has been established for the net deferred tax assets arising from the tax loss carryforwards because, in the Company's assessment, it is more likely than not that the net deferred tax assets will not be realized. See also Note 7 to the Consolidated Financial Statements.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

During fiscal 1995, the Company implemented Financial Accounting Standards Board Statement No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"), effective July 1, 1994. The cumulative effect, as of July 1, 1994, of adopting this standard increased the Company's fiscal 1995 net loss by $271,000. This resulted from accruing the present value of the expected disability benefits to be paid out, under the Company's prior self-insured disability benefits program, over the next 12 years to a maximum of $12,000 per quarter. The Company's current disability plan is fully insured.

The Company adopted the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after July 1, 1994. In accordance with the Statement, prior period financial statements were not restated to reflect the change in accounting principle. There was no effect as of July 1, 1994 from implementation of this standard, as the carrying value of all of the Company's securities held at that date approximated market value.

INFLATION AND CHANGING PRICES

The impact of inflation on the Company's activities is minimal.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of NBI, Inc.



We have audited the accompanying consolidated balance sheet of NBI, Inc. and subsidiaries as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBI, Inc. and subsidiaries at June 30, 1995, and the results of their operations and their cash flows for the year, then ended, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for investment securities and accounting for postemployment benefits in fiscal 1995 by adopting Statement of Financial Accounting Standard No. 112, "Employees' Accounting for Postemployment Benefits" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities".



                                BDO Seidman, LLP



Denver, Colorado
September 10, 1995, except for Notes 7 and 17
 which are as of October 13, 1995

                         REPORT OF INDEPENDENT AUDITOR



To the Board of Directors and Stockholders of NBI, Inc.



We have audited the accompanying consolidated statement of operations, stockholders' equity (deficit) and cash flows of NBI, Inc. for the year ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of NBI, Inc.'s operations and its cash flows for the year ended June 30, 1994, in conformity with generally accepted accounting principles.



                                        Ernst & Young LLP



Denver, Colorado
August 30, 1994

                                                             NBI, INC.
                                                    CONSOLIDATED BALANCE SHEET
                                                           June 30, 1995
                                             (Amounts in thousands, except share data)


ASSETS
------
Current assets:
  Cash and cash equivalents                                                   $ 1,931
  Trading securities                                                            4,324
  Accounts receivable, less allowance for doubtful accounts of $13                371
  Inventories                                                                     196
  Other current assets                                                            391
                                                                              -------
    Total current assets                                                        7,213

Property and equipment, net                                                        55

Other assets                                                                      289
                                                                              -------
                                                                              $ 7,557
                                                                             ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Current portion of income taxes                                             $   864
  Short-term borrowings and current portion of notes payable                      925
  Accounts payable                                                                384
  Accrued liabilities                                                             544
                                                                              -------
    Total current liabilities                                                   2,717

Long-term income taxes                                                          5,404
Notes payable                                                                      56
Long-term postemployment disability benefits                                      234
                                                                              -------
    Total liabilities                                                           8,411
                                                                             ========

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock - $.01 par value (20,000,000 shares
    authorized; 10,001,270 shares issued)                                         100
  Capital in excess of par value                                                5,769
  Accumulated deficit                                                          (5,517)
  Foreign currency translation adjustment                                         311
                                                                              -------
                                                                                  663
  Less treasury stock, at cost (3,504,036 shares)                              (1,517)
                                                                              -------
    Total stockholders' equity (deficit)                                         (854)
                                                                              -------
                                                                              $ 7,557
                                                                             ========

         See accompanying notes to consolidated financial statements.

                                                             NBI, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Years Ended June 30, 1995 and 1994
                                           (Amounts in thousands, except per share data)



                                                                           1995              1994
                                                                           ----              ----
Revenues:
  Sales                                                                 $ 1,856           $ 2,001
  Service                                                                   957             1,340
  Software                                                                   37                --
                                                                        -------           -------
                                                                          2,850             3,341

Costs and expenses:
  Cost of sales                                                           1,377             1,778
  Cost of service                                                           746             1,604
  Cost of software                                                            8                --
  Product development and engineering                                       278               229
  Marketing, general and administrative                                   2,583             4,889
                                                                        -------           -------
                                                                          4,992             8,500
                                                                        -------           -------
Loss from operations                                                     (2,142)           (5,159)
                                                                        -------           -------

Other income (expense):
  Interest income                                                           194               518
  Net gain (loss) on investments                                          2,210              (290)
  Other income                                                              252                64
  Interest expense                                                         (741)             (715)
                                                                        -------           -------
                                                                          1,915              (423)
                                                                        -------           -------
Loss before income taxes, minority interest and
  cumulative effect of change in accounting method                         (227)           (5,582)
Income tax benefit                                                           --             2,600
                                                                        -------           -------
Net loss before minority interest and cumulative
  effect of change in accounting method                                    (227)           (2,982)
Minority interest                                                            15                --
                                                                        -------           -------
Net loss before cumulative effect of change in
  accounting method                                                        (212)           (2,982)
Cumulative effect of change in accounting method                           (271)               --
                                                                        -------           -------
Net loss                                                                $  (483)          $(2,982)
                                                                        =======           =======

Loss per common share:
  Net loss before income taxes and cumulative
    effect of change in accounting method                               $  (.03)          $  (.74)
  Income tax benefit                                                         --               .34
                                                                        -------           -------
  Net loss before cumulative effect of change
    in accounting method                                                   (.03)             (.40)
  Cumulative effect of change in accounting method                         (.04)               --
                                                                        -------           -------
  Net loss                                                              $  (.07)          $  (.40)
                                                                        =======           =======

Weighted average number of common and
  common equivalent shares outstanding                                    6,743             7,537
                                                                        =======           =======

         See accompanying notes to consolidated financial statements.

                                   NBI, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      Years Ended June 30, 1995 and 1994
                   (Amounts in thousands, except share data)

                                              Common                                    Foreign
                                 Number of     Stock      Capital in                    Currency
                                  Common    (Par Value     Excess of    Accumulated   Translation  Treasury
                                  Shares       $.01)       Par Value      Deficit      Adjustment    Stock      Total
                                ----------  ----------    ----------    -----------   -----------  --------    -------
Balance July 1, 1993            10,001,270     $100           $5,769      $(2,038)       $289      $  (673)    $ 3,447

Stock options exercised                 --       --               --          (14)         --           27          13
Foreign currency translation
 adjustment                             --       --               --           --          15           --          15
Treasury stock purchases                --       --               --           --          --         (754)       (754)
Net loss for the year
 ended June 30, 1994                    --       --               --       (2,982)         --           --      (2,982)
                                ----------     ----           ------      -------        ----      -------     -------
Balance June 30, 1994           10,001,270      100            5,769       (5,034)        304       (1,400)       (261)

Foreign currency translation
 adjustment                             --       --               --           --           7           --           7
Treasury stock purchases                --       --               --           --          --         (117)       (117)
Net loss for the year
 ended June 30, 1995                    --       --               --         (483)         --           --        (483)
                                ----------     ----           ------      -------        ----      -------     -------
Balance June 30, 1995           10,001,270     $100           $5,769      $(5,517)       $311      $(1,517)    $  (854)
                                ==========     ====           ======      =======        ====      =======     =======

          See accompanying notes to consolidated financial statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in Thousands)

                                                                            Year Ended
                                                                              June 30,
                                                                           1995      1994
                                                                         -------   -------
Cash flows from operating activities:
Net loss............................................................     $  (483)  $(2,982)
Adjustments to reconcile net loss to net cash
  flow provided by (used in) operating activities:
     Depreciation and amortization..................................         131       186
     Provision for (reduction in) bad debt allowance................         (27)       39
     Provision for writedown of inventory...........................          23        64
     Provision for collectibility of notes receivable...............          --       198
     Provision for impairment of property and equipment.............          14       146
     Loss (gain) on sales of property and equipment.................           6       (48)
     Net realized gain on investments...............................          **    (2,289)
     Net unrealized loss (gain) on investments......................      (2,609)    2,580
     Gain on sale of subsidiary.....................................        (279)       --
     Cumulative effect of accounting change.........................         271        --
     Other..........................................................          32        51
     Changes in assets -- decrease (increase):
       Accounts receivable..........................................         482       (37)
       Inventories..................................................         (37)      (37)
       Trading securities...........................................      (1,715)       --
       Marketable securities........................................       5,086        --
       Other current assets.........................................         386       139
     Changes in liabilities -- (decrease) increase:
       Accounts payable and accrued liabilities.....................        (391)      385
       Income tax related accounts..................................        (666)   (2,600)
                                                                         -------   -------
          Net cash flow provided by (used in) operating activities..         224    (4,205)
                                                                         -------   -------
Cash flows from investing activities:
  Proceeds from sales of property and equipment.....................          55        53
  Purchases of property and equipment...............................         (20)     (215)
  Collections from notes receivable.................................         350       452
  Issuance of notes receivable......................................        (350)       --
  Sales or redemption of marketable securities......................          **     6,197
  Sales of long-term treasury investments...........................          **    10,801
  Purchases of marketable securities................................          **    (9,730)
  Purchases of long-term treasury investments.......................          **    (5,189)
  Proceeds from sale of subsidiary..................................          89        --
  Payments for business acquisitions................................        (288)     (147)
                                                                         -------   -------
       Net cash flow provided by (used in) investing activities.....        (164)    2,222
                                                                         -------   -------

                         (continued on following page)

** With the Company's adoption of FAS 115 as of July 1, 1994, activity related to trading securities is now classified as operating rather than investing.

          See accompanying notes to consolidated financial statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in Thousands)

                                                                    Year Ended
                                                                      June 30,
                                                                   1995      1994
                                                                 -------   -------
Cash flows from financing activities:
  Issuance of treasury stock...................................  $    --   $    14
  Purchases of treasury stock..................................     (117)     (754)
  Payments on short-term borrowings and notes payable..........   (3,996)      (19)
  Short-term borrowings........................................    3,270     1,500
                                                                 -------   -------
     Net cash flow provided by (used in) financing activities..     (843)      741
                                                                 -------   -------

Effects of exchange rates on cash..............................        6        18
                                                                 -------   -------
Net decrease in cash and cash equivalents......................     (777)   (1,224)
Cash and cash equivalents at beginning of year.................    2,708     3,932
                                                                 -------   -------
Cash and cash equivalents at end of year.......................  $ 1,931   $ 2,708
                                                                 =======   =======

Supplemental schedule of non-cash investing and financing
  activities:
  Net transfers of inventory from property and equipment.......  $    --   $   (18)
                                                                 =======   =======

Supplemental disclosures of cash flow information:

  Interest paid................................................  $   749   $   547
                                                                 =======   =======
  Income taxes paid............................................  $   666   $    --
                                                                 =======   =======

         See accompanying notes to consolidated financial statements.

                                   NBI, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1995 and 1994


1.  Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated.

CONCENTRATIONS OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investment securities. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.

INVESTMENTS IN SECURITIES: In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" "(FAS 115"). The Company adopted the provisions of the new standard for investments held as of or acquired after July 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. There was no material effect as of July 1, 1994 from implementation of this standard, as the carrying value of all of the Company's securities held at that date approximated market value.

The Company's accounting policies for investments in securities are as follows:

Trading securities: Trading securities are held for resale in anticipation of short-term market movements. These types of securities, consisting of marketable debt and equity securities, are stated at fair market value. Gains and losses, both realized and unrealized, are included in net gain (loss) on investments and other income (expense) when incurred. All dividends, interest and discount or premium amortization is included in interest income as earned. Cash flows from purchases and sales of trading securities are classified as cash flows from operating activities rather than from investing activities.

Securities held-to-maturity: Debt securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Interest earned on securities classified as held-to-maturity, including any discount or premium amortization, is included in interest income as earned.

Available for Sale: Marketable equity securities and debt securities not classified as either trading or held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net gain (loss) on investments and other income (expense) when incurred. The cost of securities sold is based on the specific identification method. Interest and dividend earned on securities classified as available-for-sale, including any discount or premium amortization, are included in interest income as earned.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at June 30, 1995:

     Raw Materials      $ 61,000
     Work in Process      26,000
     Finished Goods      109,000
                        --------
                        $196,000
                        ========

RESEARCH AND DEVELOPMENT COSTS: Product development and engineering costs are expensed as incurred, with the exception of certain software development costs. The Company had no capitalized software development costs at June 30, 1995, because no software development activity in fiscal 1995 or 1994 qualified for capitalization.

DEPRECIATION AND AMORTIZATION: Capital assets are depreciated on a straight-line basis over the following lives:

                Asset Type                 Life
                ----------                 ----
                Machinery and equipment    3-10 years
                Furniture and fixtures     5-7 years

INCOME TAXES: Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). This change in accounting method had no material effect on the Company's accounting for income taxes. In accordance with fresh-start accounting, which was adopted as of April 30, 1992, as a result of the Company's reorganization under Chapter 11 of the United States Bankruptcy Code, for financial statement purposes, future utilization, if any, of the Company's loss carryforward will be accounted for as additional paid-in-capital.

TRANSLATION OF FOREIGN CURRENCIES: Accounts of foreign subsidiaries are maintained in the currencies of the countries in which they operate and are translated to U.S. dollars in conformity with generally accepted accounting principles. Adjustments resulting from the translation of foreign currency financial statements are deferred and classified as a separate component of stockholders' equity.

NET INCOME (LOSS) PER SHARE: Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares recognize the potential dilutive effects of the future exercise of stock options, convertible debt and convertible preferred shares. For the years ended June 30, 1995 and 1994, the Company had no preferred stock or convertible debt. In 1995 and 1994, the common equivalent shares were not included in the computation because their effect was anti-dilutive.

RECLASSIFICATIONS: Certain items in the 1994 financial statements have been reclassified to conform to the 1995 manner of presentation.

2.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Included in cash and cash equivalents at June 30, 1995, was restricted cash of $111,000, representing amounts held in trust for payments under self insurance plans.

3.  Investments in Securities
    -------------------------

During the year ended June 30, 1995, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded a net realized loss of $399,000 and a net unrealized gain of $2,609,000 on investments for the year ended June 30, 1995.

The Company's investment portfolio may, at any point in time, include a concentrated position in one security. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. Trading securities at June 30, 1995 did include a concentrated position in one equity security from the airline industry, for which the Company recorded a significant unrealized gain during the year ended June 30, 1995.

4.  Other Current Assets
    --------------------

Other current assets, totaling $391,000 at June 30, 1995, includes $200,000 of earnest deposit funds related to the Company's acquisition of a majority of the assets of the L.E. Smith Glass Company. (See Note 17.)

5. Property and Equipment
   ----------------------


                                              1995
                                             -----
                                    (Amounts in thousands)
Machinery and equipment                      $ 396
Furniture and fixtures                         286
                                             -----
                                               682
Accumulated depreciation                      (627)
                                             -----
                                             $  55
                                             =====

Total depreciation expense was $117,000 and $179,000 for the years ended June 30, 1995, and 1994, respectively. Total amortization expense was $14,000 and $7,000 for the years ended June 30, 1995 and 1994, respectively.

6.  Other Assets
    ------------

Included in other assets of $289,000 at June 30, 1995, is $277,000 of goodwill and other intangibles related to the acquisition of 80% of the outstanding stock of a novelty toy manufacturing company during fiscal 1995. The goodwill and other intangibles are net of accumulated amortization totaling $15,000 at June 30, 1995, and are being amortized on a straight-line basis over ten years. The carrying value of goodwill will be periodically reviewed by the Company, and impairments, if any, will be recognized when expected future discounted cash flows derived from goodwill is less than its carrying value.

7.  Income Taxes
    ------------

The Company accounts for income taxes in conformity with FAS 109. Under the provisions of FAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences which result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

The tax loss carryforward at June 30, 1995, is approximately $60,000,000 of which $18,000,000, $14,000,000, $14,000,000, $7,000,000, $4,000,000 and
$3,000,000 expire in fiscal years 2004, 2005, 2006, 2008, 2009 and 2010, respectively. For financial statement purposes, future utilization, if any, of the loss carryforward will be accounted for as additional paid-in capital.

The reconciliation of income taxes attributable to domestic operations at the U.S. federal statutory tax rate to income tax expense is as follows:

                                                         1995     1994
                                                        ------  --------
     Tax expense (benefit) computed at 35%              $ (54)  $(1,847)

     Tax (benefit) related to settlement of industry
          issue with Internal Revenue Service              --    (2,600)

     Change in the balance of the valuation
          allowance for deferred tax assets                54     1,571

     Other                                                 --       276
                                                        -----   -------

Total income tax expense (benefit)                      $  --   $(2,600)
                                                        =====   =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1995 are as follows:

                                                             1995
                                                    -----------------------
                                                    (Amounts in thousands)
  Deferred tax assets:
     Current
       Other - net                                         $    333
     Noncurrent
       Net operating loss carryforwards                      21,137
       Interest portion of IRS Settlement amount              1,119
       Capital loss carryforwards                               393
       Other - net                                                4
                                                           --------
          Total deferred tax assets                          22,986

     Valuation allowance for deferred tax assets            (22,951)

                                                           --------
     Net deferred tax assets                                     35
                                                           --------

  Deferred tax liabilities:
     Current
       Other - net                                               10
     Noncurrent
       Other - net                                               25
                                                           --------
          Total deferred tax liabilities:                        35
                                                           --------

  Net deferred taxes                                       $     --
                                                           ========


The valuation allowance of $22,951,000 for the year ended June 30, 1995 was established because, in the Company's assessment, it is more likely than not that the net deferred tax assets will not be realized.

On June 12, 1991, the Company reached a settlement with the IRS as to NBI's federal income tax liabilities for the fiscal years ended June 30, 1980 through 1988. The full amount of the settlement for these years was $12,795,000, which consists of approximately $6,325,000 in taxes, and $6,470,000 in interest. Included in the $12,795,000 was approximately $2,600,000 which related to a computer industry-wide issue being litigated by another taxpayer. In 1993, the Tax Court ruled in favor of the taxpayer in this case. On June 22, 1994, the Eighth Circuit Court of Appeals confirmed the Tax Court's decision. Since the case was no longer subject to appeal, the Company reversed $2.6 million from its long-term income taxes as of June 30, 1994. The agreement with the IRS provided for payment of the liabilities over a six-year period. Principal payments totaling $4,052,000 have been made as of June 30, 1995. As of June 30, 1995, NBI had approximately $6,268,000 of tax liabilities and accrued interest remaining on its balance sheet, $6,143,000 of which is related to the agreement with the IRS.

On October 13, 1995, the Company entered into an agreement in principle with the IRS, effective October 1, 1995, revising the payment terms provided in its settlement agreement with the IRS dated June 12, 1991. The new agreement provides for accrued interest through September 30, 1995, at the original stated rate, plus a principal payment of $250,000 to be paid upon execution of the definitive agreement. Thereafter, quarterly interest payments are due from January 1, 1996 through October 1, 1997. Interest will accrue on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The interest rate for April 1, 1996 through October 1, 1997 will be reevaluated in April 1996 based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The remaining principal balance is due in full on October 1, 1997. The balance sheet at June 30, 1995 reflects these revised payment terms.

In conjunction with the new agreement, the Company has agreed to grant the IRS a security interest in all of the real and personal property of the L.E. Smith Glass Company which is owned by American Glass, Inc., a recently formed, wholly-owned subsidiary of NBI, Inc., providing that the Company can obtain the necessary approvals from the existing security holders. If the necessary approvals can not be obtained, NBI, Inc. has agreed to grant the IRS a security interest in all of the capital stock of American Glass, Inc. as will as all of the capital stock of the Belle Vernon Motel Corporation. The security interest will automatically terminate upon full payment by NBI of all principal and interest owed to the IRS under the agreement. The agreement also provides for accelerated principal payments to be made within forty-five days after the end of any fiscal quarter in which NBI Inc's unconsolidated cash and cash equivalents, excluding restricted cash, exceeds $1.3 million. The Company is required to pay to the IRS fifty percent of the amount by which such cash and cash equivalents exceed $1.3 million. Any such payment shall be applied to and shall reduce the outstanding principal balance. There is no accelerated principal amount payable in the first quarter of fiscal 1996 in accordance with the original agreement, based upon the Company's cash, cash equivalents and treasury investments at June 30, 1995. Furthermore, any accelerated principal payments due in fiscal 1996, in accordance with the new agreement, based upon fiscal 1996 quarter-end cash and cash equivalent positions are not determinable at June 30, 1995. Therefore, only the scheduled principal payments due in fiscal 1996 have been classified as current at June 30, 1995.



8.  Accrued Liabilities
    -------------------

                                                    1995
                                                    ----
                                           (Amounts in thousands)
   Accrued interest                                  155
   Payroll and related benefits and taxes            182
   Property and sales taxes                           50
   Other                                             157
                                                    ----
                                                    $544
                                                    ====

9.  Short-term Borrowings and Current Portion of Notes Payable
    ----------------------------------------------------------

Included in short-term borrowings and current portion of notes payable totaling $925,000 at June 30, 1995, were short-term borrowings of $900,000 which were repaid in July 1995. These borrowings were collateralized by the Company's trading securities. The interest rate charged on the short-term borrowings is equal to our broker's call rate plus 1/2%. Our broker's call rate is based upon the brokers' call rates posted by various money center banks and other representative brokers' call rates.

10.  Notes Payable
     -------------

Long-term debt of $56,000 at June 30, 1995, consists of 10% unsecured notes payable issued in conjunction with the Plan of Reorganization. Principal and interest payments on notes are payable quarterly through September 30, 1997. Included in short-term borrowings and current portion of notes payable at June 30, 1995, was $25,000 related to the current portion of these notes.

11.  Postemployment Benefits
     -----------------------

During the second quarter of fiscal 1995, the Company adopted the provisions of Statements of Financial Accounting Standards No. 112, "Employers' Accounting For Postemployment Benefits" ("FAS 112"). This standard was effective July 1, 1994, however, its implementation was not recorded until October 1, 1994. The cumulative effect as of July 1, 1994 of adopting this standard, which was recorded in the second quarter of fiscal 1995, reduced net income by $271,000.

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

As required by the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), the Company allows terminated employees who wish to continue health care coverage to pay the expected cost to be incurred, as determined by the insurance company administering the claims. However, because the Company is self-insured for health care cost, it is liable for any actual cost incurred in excess of the expected costs. As of June 30, 1995, there were no such known amounts.

The Company's current life insurance and disability benefits are fully insured. Accordingly, the Company has no further liability and no accrual is needed. However, the Company previously had a disability benefit plan that was self-insured, under which payments are still being made. In accordance with FAS No. 112, the Company has accrued the present value of the expected payments, as of July 1, 1994, of $271,000, and recorded this as a cumulative effect of change in accounting method. The expected payments were calculated based upon the expected duration of each individual's disability or the time remaining until the individual reaches the age of 65, at which time the benefits cease if the individual is expected to remain disabled. The total liability outstanding at June 30, 1995, is $252,000, of which $234,000 is classified as long-term.

12.  Commitments and Contingencies
     -----------------------------

The Company leases various office facilities and equipment. The office facilities leases have expiration dates that extend through March 1998. The equipment leases have expiration dates that extend through fiscal 1998. Total rental expense for facilities and equipment was $416,000 and $718,000 for the years ended June 30, 1995 and 1994, respectively, including $229,000 and $307,000, respectively, related to the Company's wholly-owned international subsidiary, NBI, Ltd. At June 30, 1995, minimum rental commitments by fiscal year under non-cancelable leases, excluding NBI, Ltd. leases discussed below, are: 1996 - $87,000; 1997 - $82,000; 1998 - $29,000.

On April 28, 1995, NBI, Ltd. completed a sale of certain assets of the company, including its customer base. Under the terms of this agreement, NBI, Ltd. retained all cash, accounts receivable, accounts payable and certain accrued liabilities. NBI, Ltd. is managing the disposition of these accounts until such time as it can complete an orderly dissolution of the entity and has ceased all operating activities. NBI, Ltd. has outstanding commitments under an office lease and various equipment and auto leases, which are currently sublet to the purchaser on a month-to-month basis. The office lease expires in March 1998 and has aggregate future minimum rentals of $438,000 at June 30, 1995. The various equipment and auto leases have expiration dates from fiscal year 1996 to fiscal year 1998 and have aggregate future minimum rentals of $145,000 at June 30, 1995. These lease commitments are not included in accrued liabilities at June 30, 1995, because the subsidiary does not have sufficient assets to satisfy the commitments. Because the liabilities of the subsidiary, excluding the lease commitments, exceed its assets, the company anticipates that the subsidiary will be required to file for a voluntary liquidation during fiscal 1996. NBI, Inc. has no liability related to the subsidiary's leases.

In conjunction with NBI's acquisition of a small novelty toy manufacturer in February 1995 (see Note 16), the stock purchase agreement provides for royalty payments based upon gross margin performance. Royalties are calculated based upon gross margin in excess of $150,000 in any calendar year and will be earned at the rate of twenty percent when the gross margin is greater than $150,000 and less than or equal to $300,000, twenty-five percent when the gross margin is greater than $300,000 and less than or equal to $450,000, and thirty percent when the gross margin is greater than $450,000.

13.  Stockholders' Equity
     --------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At June 30, 1995, 10,001,270 shares were issued including 3,504,036 held in treasury. Therefore, the Company had 6,497,234 shares issued and outstanding at June 30, 1995.

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with an acquisition. (See Note 16.) These warrants are exercisable from December 31, 1995 through December 31, 2002.

14.  Stock Options
     -------------

The Employee Stock Option Plan was established pursuant to the Company's Plan of Reorganization. At June 30, 1995, 900,000 shares were reserved under the Employee Stock Option Plan. The employee options are exercisable for a period of five years from the date of the grant. The options granted under this plan are intended to be non-qualified stock options.

Options to purchase 150,000 shares of stock are outstanding at June 30, 1995, that were issued to directors of the Company during fiscal 1993. These options were not issued pursuant to an existing stock option plan and were immediately exercisable on the grant date. These options are exercisable for a period of five years from the date of grant.

Options to purchase 400,000 shares of stock were issued to the Chief Executive Officer during fiscal 1994. These options were not issued pursuant to an existing stock option plan. These options vest over four years at 25% per year with vesting continuing as long as the optionee is employed as Chief Executive Officer.

At June 30, 1995, 550,000 shares were reserved for options issued outside of the Stock Option Plan.


The following table summarizes, by number of shares, option transactions under all plans:


                             Employee        Other                 Option Price
                               Plan         Options      Total       Per Share        Aggregate
                             --------       -------      -----     ------------      -----------
                                                                                     (Amounts in
                                                                                      thousands)

Outstanding July 1, 1993      384,000       205,000     589,000    $.25 -  $.38             $197
   Granted                    150,000       400,000     550,000     .38 -   .77              365
   Exercised                      --        (55,000)    (55,000)    .25                      (14)
   Forfeited                 (103,000)          --     (103,000)    .38                      (39)
                             --------       -------    --------                             ----
Outstanding June 30, 1994     431,000       550,000     981,000     .25 -   .77              509

   Granted                    125,000           --      125,000     .38                       48
   Exercised                      --            --          --                                --
   Forfeited                 (311,000)          --     (311,000)    .38                     (118)
                             --------       -------    --------                             ----
Outstanding June 30, 1995     245,000       550,000     795,000    $.25 -  $.77             $439
                             ========       =======     =======                             ====

Options exercisable
   at June 30, 1995           207,500       250,000     457,500
                              =======       =======     =======



15.  Segment Information
     -------------------

During fiscal 1995 and 1994, the Company operated primarily in the computer sales and services industry in various geographic areas as summarized below. Sales to the Company's foreign subsidiaries are priced on a "cost plus" basis.


                                        Year            Year
                                       ended           ended
                                   June 30, 1995   June 30, 1994
                                   --------------  --------------
                                       (Amounts in thousands)

Revenue of domestic operations:
 Unaffiliated customers                  $ 1,218         $ 1,204
 Foreign subsidiaries                          0               0
                                         -------         -------
                                           1,218           1,204

Revenue of foreign subsidiaries            1,632           2,137
Less intercompany revenue                      0               0
                                         -------         -------

Net revenue from operations              $ 2,850         $ 3,341
                                         =======         =======

Operating loss:
 Domestic operations                     $(1,547)        $(4,794)
 Foreign subsidiaries                       (595)           (365)
                                         -------         -------
                                         $(2,142)        $(5,159)
                                         =======         =======

Identifiable assets:
 Domestic operations                     $ 7,293         $ 9,116
 Foreign subsidiaries                        264             695
                                         -------         -------

                                         $ 7,557         $ 9,811
                                         =======         =======


16.  Related Party Transactions
     --------------------------

In February 1995, the Company entered into an agreement to acquire 80% of the outstanding stock of a small novelty toy manufacturing company, effective as of January 1, 1995. Prior to this agreement the Company's Chief Executive Officer
(CEO) owned 55% of the outstanding stock of the manufacturer. Under the purchase agreement, the Company paid $288,000 in cash for the stock, including $158,000 paid to NBI's CEO. In addition, the sellers are eligible for royalty payments based upon gross margin performance in excess of specified amounts. (See Note 12.) NBI's CEO will receive 55% of any such royalty payments. In conjunction with the purchase agreement, the sellers were issued warrants to purchase a total of 1.7 million shares of NBI's common stock, including warrants to purchase 935,000 shares issued to the Company's CEO, at a price of $.89 per share. These warrants are exercisable from December 31, 1995 through December 31, 2002.

In addition, in December 1994, the Company advanced $100,000 to the acquired Company under the terms of a revolving line of credit, which expires on December 31, 1995. The debt bears interest at 1% per month. A portion of the funds advanced in December 1994 were used by the borrower to paydown $85,000 of an outstanding loan it had with NBI's CEO. The balance due under the line of credit at June 30, 1995, was eliminated in consolidation.

In November 1994, the Company loaned its CEO $350,000 under the terms of a promissory note. The note provided for interest at the rate of 10% per annum and was paid in full in March 1995.

During fiscal 1995, the Company utilized a stock brokerage firm, which is 100% owned by its CEO, to execute certain transactions on its behalf. However, NBI uses another unrelated company to act as custodian and clearing firm for its investment assets. Gross revenues earned by the brokerage firm related to investment transactions by NBI in fiscal 1995, totaled $37,268 on purchase and sale transactions totaling $6,248,964 before fees.

17.  Subsequent Events
     -----------------

On August 4, 1995, NBI, Inc. acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation for $2,430,000 in cash pursuant to a stock purchase agreement. The Belle Vernon Motel Corporation owns and operates an 81 room Holiday Inn in Southwestern Pennsylvania. The primary assets held by the acquired corporation consist of cash, accounts receivable, property and equipment. The Company received approval as an authorized Holiday Inn franchisee prior to the purchase transaction. The property and equipment acquired will continue to be operated as a Holiday Inn Hotel.

On August 14, 1995, a recently formed, wholly-owned subsidiary of NBI, Inc. closed on its purchase of a majority of the assets of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania, pursuant to an asset purchase and sale agreement. L.E. Smith Glass Company is a manufacturer of handmade fine glass giftware and lighting fixtures and has been in business since 1907. An involuntary bankruptcy petition had been filed against the parent company of L.E. Smith Glass and a Chapter 11 trustee was appointed with the mandate to sell the assets of the various subsidiaries. The sale of the assets of L.E. Smith Glass Company to the Company was approved by an order of the United States Bankruptcy Court in Pittsburgh, Pennsylvania on July 25, 1995, and closed on August 14, 1995, with the effective date being the close of business on July
31, 1995. The assets purchased consist primarily of accounts receivable, inventory, property, plant and equipment, goodwill and other intangibles. The property, plant and equipment acquired will continue to be used in the manufacture of handmade fine glass giftware and lighting fixtures. The purchase price of $5,875,745 was paid through the assumption of $3,508,190 of certain liabilities at July 31, 1995, cash and cash proceeds from the liquidation of other current assets held by the Company.

On October 13, 1995, the Company entered into an agreement in principle with the IRS, effective October 1, 1995, revising the payment terms provided in its settlement agreement with the IRS dated June 12, 1991. The new agreement provides for accrued interest through September 30, 1995, at the original stated rate, plus a principal payment of $250,000 to be paid upon execution of the definitive agreement. Thereafter, quarterly interest payments are due from January 1, 1996 through October 1, 1997. Interest will accrue on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The interest rate for April 1, 1996 through October 1, 1997 will be reevaluated in April 1996 based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The remaining principal balance is due in full on October 1, 1997. The balance sheet at June 30, 1995 reflects these revised payment terms.

In conjunction with the new agreement, the Company has agreed to grant the IRS a security interest in all of the real and personal property of the L.E. Smith Glass Company which is owned by American Glass, Inc., a recently formed, wholly-owned subsidiary of NBI, Inc., providing that the Company can obtain the necessary approvals from the existing security holders. If the necessary approvals cannot be obtained, NBI, Inc. has agreed to grant the IRS a security interest in all of the capital stock of American Glass, Inc. as well as all of the capital stock of the Belle Vernon Motel Corporation. The security interest will automatically terminate upon full payment by NBI of all principal and interest owed to the IRS under the agreement. The agreement also provides for accelerated principal payments to be made within forty-five days after the end of any fiscal quarter in which NBI Inc.'s unconsolidated cash and cash equivalents, excluding restricted cash, exceeds $1.3 million. The Company is required to pay to the IRS fifty percent of the amount by which such cash and cash equivalents exceed $1.3 million. Any such payment shall be applied to and shall reduce the outstanding principal balance.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On August 11, 1995, NBI, Inc., as approved by its Board of Directors, dismissed the firm of Ernst & Young, LLP and on August 17, 1995, engaged the firm of BDO Seidman, LLP as its principal accountant.

During the two fiscal years ended June 30, 1994, and the subsequent period preceding the dismissal of Ernst & Young, LLP, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The reports of Ernst & Young, LLP on the financial statements of the Company at and for the years ended June 30, 1993 and 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company has received a letter from Ernst & Young, LLP addressed to the SEC stating whether it agrees with the above statements. A copy of this letter, dated August 17, 1995, was filed as Exhibit 16.1 to the related Form 8-K dated August 11, 1995.


                                   PART  III

Items 9, 10, 11, and 12 are hereby incorporated by reference to the Annual Meeting Proxy Statement filed pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       3. Articles of Incorporation and Bylaws
          a.  Restated Certificate of Incorporation/(7)/
          b.  Restated Bylaws/(7)/

       10.  Material Contracts
          a. Agreement in Principle dated October 13, 1995 between NBI, Inc. and the Internal Revenue Service/(7)/
          b.  Belle Vernon Motel Corporation Land Lease Agreement/(7)/
          c. Agreement between L.E. Smith Glass Company and The American Flint Glass Workers' Union/(7)/
          d. Stock Purchase Agreement with Romaine Gilmour and Rose B. Calderone dated August 4, 1995/(5)/
          e. Asset Purchase and Sale Agreement between Lawrence F. Ranallo, Trustee in Bankruptcy of Pittsburgh Food & Beverage Company, Inc., L.E. Smith Glass Company and American Glass, Inc. dated June 29, 1995/(5)/
          f.  Krazy Colors, Inc. Stock Purchase Agreement/(4)/
          g.  Krazy Colors, Inc. Shareholder Agreement/(4)/
          h.  Jay H. Lustig Warrant Certificate/(4)/
          i.  Krazy Colors, Inc. Revolving Line of Credit/(4)/
          j.  NBI, Inc. Employee and Director Stock Option Plan/(2)/
          k.  Form of NBI, Inc. Director Non-Qualified Stock Option
              Agreement/(2)/
          l. Form of NBI, Inc. Chief Executive Officer Non-Qualified Stock Option Agreement/(2)/

       16.  Letter on Change in Certifying Accountant/(6)/

       21.  Subsidiaries of Registrant
          a.  See Item 1 - Business, herein

       27.  Financial Data Schedule/(7)/

(b)  Reports on Form 8-K:

     The following Forms 8-K were filed with the Commission during the quarter ended June 30, 1995 and subsequently:

       1. Form 8-K dated July 25, 1995, Item 5 - Other Events:

           The Company was the successful bidder for a majority of the assets of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania.

       2. Form 8-K dated August 4, 1995, Item 2 - Acquisition and Disposition of Assets:

           I. The Company acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation on August 4, 1995.

           II. The Company's recently formed, wholly-owned subsidiary, American Glass, Inc., closed on its purchase of a majority of the assets of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania on August 14, 1995.

       3. Form 8-K dated August 11, 1995, Item 4 - Changes in the Company's Certifying Accountant:

           On August 11, 1995, NBI dismissed the firm of Ernst & Young LLP and on August 17, 1995, engaged the firm of BDO Seidman LLP as its principal accountant.

       4. Form 8-K/A dated September 28, 1995, Item 7 - Financial Statements and Proforma Financial Information:

           I. Audited financial statements of the Belle Vernon Motel Corporation as of December 31, 1994 and 1993 and for the years then ended, and unaudited interim financial statements as of June 30, 1995 and for the six months then ended.

          II. Audited financial statements of L.E. Smith Glass Company as of March 31, 1995, 1994 and 1993, and for the years then ended, and unaudited interim financial statements as of June 30, 1995 and for the three months then ended.

         III. Proforma financial statements as of June 30, 1995 and for the year then ended.



 -----------------------------------
   (1) Incorporated by reference to the Company's report on Form 10-K for the two months ended June 30, 1992 and the ten months ended April 30, 1992.
   (2) Incorporated by reference to Registration Statement No. 33-73334.
   (3) Incorporated by reference to the Company's report on Form 10-KSB for the year ended June 30, 1994.
   (4) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1994.
   (5) Incorporated by reference to the Company's report on Form 8-K dated August 4, 1995.
   (6) Incorporated by reference to the Company's report on Form 8-K dated August 14, 1995.
   (7) Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NBI, Inc.



October 13, 1995                      By:  /s/ JAY H. LUSTIG
----------------                         --------------------------------------
                                         Chairman of the Board
                                         (Principal Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ MARJORIE A. COGAN             Corporate Controller, Secretary             October 13, 1995
---------------------                                                         ----------------
Marjorie A. Cogan           (Principal Financial and Accounting Officer)



/s/JAY H. LUSTIG                             Director                         October 13, 1995
----------------                                                              ----------------
Jay H. Lustig



/s/ MARTIN J. NOONAN                         Director                         October 13, 1995
--------------------                                                          ----------------
Martin J. Noonan

                                       27