Form 10QSB
period 1995-09-30
NBI INC
filed 1995-11-22
CIK 313518

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

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

                                                          [X]  YES       [_]  NO


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan of reorganization confirmed by a court.

                                                          [X]  YES       [_]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                              Outstanding at October 31, 1995
--------------------------------------           -------------------------------
Common Stock, par value $.01 per share                       6,497,234

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                     For Quarter Ended September 30, 1995

                                                                         PAGE
                                                                         ----
PART  I - FINANCIAL INFORMATION
   Consolidated Financial Statements (Unaudited)........................3 - 6

   Supplementary Notes to Consolidated Financial
       Statements (Unaudited)..........................................7 - 11

   Management's Discussion and Analysis of Financial Condition
       and Results of Operations......................................12 - 13

PART  II - OTHER INFORMATION...............................................14

                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEET
                   (Amounts in Thousands Except Share Data)


                                                                 September 30,  June 30,
                                                                     1995         1995
                                                                 -------------  --------
                                                                 (Unaudited)

                                    ASSETS
                                    ------
Current assets:
  Cash and cash equivalents.....................................  $   755     $  1,931
  Trading securities............................................      771        4,324
  Receivables, net..............................................    2,021          371
  Inventories...................................................    2,090          196
  Other current assets..........................................      196          391
                                                                  -------     --------
     Total current assets.......................................    5,833        7,213

Property and equipment, net.....................................    4,313           55
Other assets....................................................      322          289
                                                                  -------     --------
                                                                  $10,468     $  7,557
                                                                  =======     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Short-term borrowings and current portion
    of notes payable............................................  $ 1,758     $   925
  Accounts payable..............................................      618         384
  Current portion of income taxes payable.......................      322         864
  Accrued liabilities...........................................    1,756         544
                                                                  -------     -------
     Total current liabilities..................................    4,454       2,717

Long-term liabilities:
  Income taxes payable..........................................    5,404       5,404
  Notes payable.................................................      373          56
  Deferred tax liability (net)..................................      251          --
  Postemployment disability benefits............................      229         234
                                                                  -------     -------
     Total liabilities..........................................   10,711       8,411
                                                                  -------     -------

Stockholders' equity:
  Common stock - $.01 par value; 20,000,000 shares
   authorized; 10,001,270 shares issued.........................      100         100
  Capital in excess of par value................................    5,984       5,769
  Accumulated deficit...........................................   (5,122)     (5,517)
  Foreign currency translation adjustment.......................      312         311
                                                                  -------     -------
                                                                    1,274         663
  Less treasury stock, at cost (3,504,036 and 2,973,157 shares).   (1,517)     (1,517)
                                                                  -------     -------
  Total stockholders' equity (deficit)..........................     (243)       (854)
                                                                  -------     -------
                                                                  $10,468     $ 7,557
                                                                  =======     =======


                            See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)

                                                                            Three Months Ended
                                                                               September 30,
                                                                            1995         1994
                                                                            ----         ----
Revenues:
 Sales...............................................................      $2,471     $  636
 Service and rental..................................................         378        264
                                                                           ------     ------
                                                                            2,849        900
Costs and expenses:
 Cost of sales.......................................................       1,740        471
 Cost of service and rental..........................................         304        213
 Marketing, general and administrative...............................         595        762
 Product development and engineering.................................          --         80
                                                                           ------     ------
                                                                            2,639      1,526
                                                                           ------     ------

Income (loss) from operations........................................         210       (626)

Other income (expense):
 Interest income.....................................................          14         57
 Net gain on investments.............................................         643        831
 Other income (expense)..............................................           2        (14)
 Interest expense....................................................        (187)      (181)
                                                                           ------     ------
                                                                              472        693
                                                                           ------     ------

Income before income taxes and minority interest ....................         682         67
Income tax provision.................................................        (293)        --
Minority interest....................................................           6         --
                                                                           ------     ------

Net income...........................................................      $  395     $   67
                                                                           ======     ======

Income per common share:
 Net income before taxes.............................................      $  .11     $  .01
 Income tax provision................................................        (.05)        --
                                                                           ------     ------
 Net income..........................................................      $  .06     $  .01
                                                                           ======     ======
Weighted average number of common
 and common equivalent shares outstanding............................       6,497      7,051
                                                                           ======     ======

                            See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in Thousands)
                                  (Unaudited)

                                                                          Three Months Ended
                                                                             September 30,
                                                                            1995       1994
                                                                            ----       ----
Cash flows from operating activities:
Net income............................................................   $   395    $    67
Adjustments to reconcile net income to net cash
  flow provided by (used in) operating activities:
     Utilization of net operating loss carryforwards..................       215         --
     Depreciation and amortization....................................        93         40
     Provision for bad debts..........................................         6         --
     Provision for writedown of inventory.............................        10         21
     Loss (gain) on sales of property and equipment...................        (2)        11
     Net unrealized loss (gain) on investments........................       184     (1,197)
     Other............................................................        (6)         7
     Changes in assets -- decrease (increase):
       Accounts receivable............................................      (483)        36
       Inventory......................................................       199        (40)
       Trading securities.............................................     3,369        865
       Other current assets...........................................        46         38
       Other assets...................................................       (40)        --
     Changes in liabilities -- (decrease) increase:
       Accounts payable and accrued liabilities.......................      (217)      (322)
       Income tax related accounts....................................      (542)        --
                                                                         -------    -------
            Net cash flow provided by (used in) operating activities..     3,227       (474)

Cash flows from investing activities:
  Payments for business acquisitions, net of cash acquired............    (3,504)        --
  Proceeds from sales of property and equipment.......................         2         28
  Purchases of property and equipment.................................       (23)        (4)
                                                                         -------    -------
     Net cash flow provided by (used in) investing activities.........    (3,525)        24

Cash flows from financing activities:
  Purchases of treasury stock.........................................        --        (22)
  Payments on notes payable...........................................      (106)    (1,500)
  Net short-term borrowings (payments)................................      (772)     1,300
                                                                         -------    -------
     Net cash flow used in financing activities.......................      (878)      (222)

Effects of exchange rates on cash.....................................        --          3
                                                                         -------    -------
Net decrease in cash and cash equivalents.............................    (1,176)      (669)

Cash and cash equivalents at beginning of period......................     1,931      2,708
                                                                         -------    -------

Cash and cash equivalents at end of period............................   $   755    $ 2,039
                                                                         =======    =======


                            See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                           1995        1994
                                                           ----        ----



Supplemental disclosures of cash flow information:

  Interest paid.....................................     $  202     $   177
                                                         ======     =======
  Income taxes paid.................................     $  614     $    --
                                                         ======     =======


                            See accompanying notes.

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Preparation
-----------------------------

The accompanying financial statements have been prepared in accordance with the requirements of Form 10-QSB. In the opinion of Management, the statements reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. Certain items in the fiscal 1995 financial statements have been reclassified to conform to the fiscal 1996 manner of presentation. The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and profits have been eliminated.

Note 2 -  Business Acquisitions
-------------------------------

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

On August 14, 1995, with an effective date of close of business on July 31, 1995, a recently formed, wholly-owned subsidiary of NBI, Inc. closed on its purchase of a majority of the assets of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania, pursuant to an asset purchase and sale agreement. L.E. Smith Glass Company is a manufacturer of handmade fine glass giftware and lighting fixtures and has been in business since 1907. The assets purchased consist primarily of accounts receivable, inventory and property, plant and equipment. The property, plant and equipment acquired will continue to be used in the manufacture of handmade fine glass giftware and lighting fixtures. The purchase price of $5,875,745 was paid through the assumption of $3,508,190 of certain liabilities at July 31, 1995, cash and cash proceeds from the liquidation of other current assets held by the Company.

Both acquisitions have been accounted for under the purchase method of accounting. The results of operations of these acquired businesses are included in the accompanying Statements of Operations since the effective date of acquisitions. The total purchase price, including acquisition costs, for the Belle Vernon Motel Corporation and the L.E. Smith Glass Company was $2,496,000 and $6,004,000, respectively. The fair market value of the net assets acquired of the Belle Vernon Motel Corporation exceeded the purchase price by $869,000. Accordingly, the noncurrent assets consisting of property and equipment have been reduced by this amount under the purchase method of accounting. Similarly, the fair market value of the net assets acquired of the L.E. Smith Glass Company exceeded the purchase price by $771,000; therefore, the noncurrent assets consisting of property, plant and equipment were reduced by this amount.

Proforma consolidated results of operations of the Company is shown in the following table as if these businesses were acquired as of the first day of the periods presented, July 1, 1995 and 1994. This proforma information is based on the Company's accompanying statements of operations and the historical financial information of the acquired companies, and includes adjustments to income taxes, interest expense and depreciation, giving effect of the terms of the transaction as if the acquisitions had occurred on the first day presented.

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Proforma consolidated results of operations:

                                                                          Three Months Ended
                                                                             September 30,
                                                                           1995         1994
                                                                           ----         ----
                                                                         (Amounts in thousands,
                                                                          except per share data)
          Revenue................................................         $3,673        $3,527
                                                                          ======        ======

          Net income before extraordinary items and cumulative
            effect of accounting changes.........................         $  427        $  259
                                                                          ======        ======

          Net income.............................................         $  427        $  259
                                                                          ======        ======

          Earnings per share.....................................         $  .07        $  .04
                                                                          ======        ======


Note 3 - Cash and Cash Equivalents
-----------------------------------

The Company's cash and cash equivalents of $755,000 at September 30, 1995 includes $99,000 of restricted cash. This represents the amount held in trust for payments under self insurance plans.

Note 4 - Investments in Securities
----------------------------------

During the three months ended September 30, 1995 and 1994, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. During the quarter ended September 30, 1995, the Company recorded a significant realized gain on investments due to the sale of a significant portion of its securities to fund two business acquisitions. The Company recorded a net realized gain of $827,000 and a net unrealized loss of $184,000 for the quarter ended September 30, 1995, compared to a net realized loss of $366,000 and a net unrealized gain of $1,197,000 recorded in the same period of the prior fiscal year.

The Company's investment portfolio may, at any point in time, include a concentrated position in one security. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. At September 30, 1995, marketable securities do include a concentrated position in one equity security.

Note 5 - Inventories
--------------------

Inventories are comprised of the following:

                                                 September 30,
                                                     1995
                                                     ----
                                             (Amounts in thousands)

      Raw materials                              $     589
      Work in process                                  334
      Finished goods                                 1,147
      Food and beverage inventory                       20
                                                    ------
                                                 $   2,090
                                                    ======

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 6 - Property and Equipment
-------------------------------

Capital assets are depreciated on a straight-line basis over their useful lives shown below:

                                               Asset         September 30,
                                               Lives             1995
                                               -----             ----
                                                         (Amounts in thousands)

     Land                                       N/A            $     77
     Buildings                               20-25 yrs            1,714
     Machinery and equipment                 3-10 yrs             2,685
     Office and hotel furniture, fixtures     5-7 yrs               490
     Construction-in-progress                   N/A                  51
                                                               --------
                                                                  5,017
     Accumulated depreciation                                      (704)
                                                               --------
                                                               $  4,313
                                                               ========

Note 7 - Income Taxes
---------------------

IRS Debt:
---------

On October 13, 1995, the Company entered into an agreement in principle with the IRS, effective October 1, 1995, revising the payment terms provided in its settlement agreement with the IRS dated June 12, 1991. The new agreement provides for accrued interest through September 30, 1995, at the original stated rate, plus a principal payment of $250,000 to be paid upon execution of the definitive agreement. Thereafter, quarterly interest payments are due from January 1, 1996 through October 1, 1997. Interest will accrue on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The interest rate for April 1, 1996 through October 1, 1997 will be reevaluated in April 1996 based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The remaining principal balance is due in full on October 1, 1997. The balance sheets at September 30, 1995 and June 30, 1995 reflect these revised payments terms.

In conjunction with the new agreement, the Company has agreed to grant the IRS a security interest in all of the real and personal property of the L.E. Smith Glass Company which is owned by American Glass, Inc., a recently formed, wholly-owned subsidiary of NBI, Inc., providing that the Company can obtain the necessary approvals from the existing security holders. If the necessary approvals can not be obtained, NBI, Inc. has agreed to grant the IRS a security interest in all of the capital stock of American Glass, Inc., as well as all of the capital stock of the Belle Vernon Motel Corporation. The security interest will automatically terminate upon full payment by NBI of all principal and interest owed to the IRS under the agreement. The agreement also provides for accelerated principal payments to be made within forty-five days after the end of any fiscal quarter in which NBI Inc.'s unconsolidated cash and cash equivalents, excluding restricted cash, exceed $1.3 million. The Company is required to pay to the IRS fifty percent of the amount by which such cash and cash equivalents exceed $1.3 million. Any such payment shall be applied to and shall reduce the outstanding principal balance.

There is no accelerated principal amount payable in accordance with the original agreement, based upon the Company's cash, cash equivalents and treasury investments at September 30, 1995. Furthermore, any other accelerated principal payments due within the next twelve months based upon subsequent quarter-end cash and cash equivalent positions under the new agreement, are not determinable at September 30, 1995. Therefore, only the scheduled principal payments due within the next twelve months have been classified as current at September 30, 1995.

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Tax effect of acquisitions:
---------------------------

In conjunction with the Belle Vernon Motel Corporation acquisition (See Note 2), a deferred tax liability of $466,000 was recorded for the temporary differences between the acquired tax basis and the book basis of the property, plant and equipment acquired. This liability was partially offset by a deferred tax asset of $215,000 related to the availability of the Company's net operating losses through their expiration in the year 2010, to offset the temporary book versus tax differences arising from the acquisition. There was no tax effect from the L.E. Smith Glass Company acquisition.

Income tax provision:
---------------------

A provision for income taxes totaling $293,000 was recorded for the three months ended September 30, 1995, based upon book income using a federal rate of 34% and an effective state rate of 14%. Included in the income tax provision for the first quarter of fiscal 1996 is $215,000 which is a non-cash item due to the utilization of the Company's pre-reorganization net operating losses. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value.

Note 8 - Notes Payable
----------------------

In conjunction with the acquisition of the L.E. Smith Glass Company, the Company assumed certain notes payable. The following summarizes the notes payable outstanding at September 30, 1995.

                                                                                              September 30,
                                                                                                  1995
                                                                                                  ----
                                                                                           (Amounts in thousands)
Revolving bank credit note of $1,500,000, interest at bank's prime rate plus 2 1/2%; collateralized by a first security interest in all accounts receivable,
inventories and personal property of the glass company                                              $    1,346

8.75% bank note payable; payable in monthly installments of $8,333 through
August 1998; cross collateralized with the revolving credit note above                                     367

Promissory note with interest at prime; payable in varying monthly principal installments not exceeding $30,000 through August 1996; collateralized
by a second security interest in all inventory and receivables of the glass company                        178

Promissory note with no stated interest rate; payable in monthly installments of
$9,444 through December 1996                                                                               132

Other                                                                                                      108
                                                                                                    ----------

Total notes payable                                                                                      2,131

Less current portion                                                                                    (1,758)
                                                                                                    ----------

Long term portion of notes payable                                                                  $      373
                                                                                                    ==========

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 9 - Segment Information
----------------------------

Due to its recent acquisitions, the Company now has operations in two additional industries, hotel operations and glass manufacturing. Previously, the Company operated primarily in the computer sales and services industry. The Company has no revenues from affiliated customers in fiscal 1996 or 1995.

On April 28, 1995, NBI, Ltd., a wholly-owned international subsidiary of NBI, Inc., completed a sale of certain assets of the company, including its customer base. Under the terms of the sale agreement, NBI, Ltd. retained certain assets and liabilities. Therefore, the Company has no revenues from foreign operations in fiscal 1996 but does have identifiable assets from its foreign subsidiary at September 30, 1995. NBI, Ltd. is managing the disposition of these assets and liabilities until such time as it can complete an orderly disposition of this entity. Because the liabilities of the subsidiary exceed its assets, the Company anticipated that the subsidiary will be required to file for a voluntary liquidation during fiscal 1996.

                                                                      Three Months Ended
                                                                        September 30,
                                                                       1995        1994
                                                                       ----        ----
                                                                    (Amounts in thousands)
 Revenue from operations:

 Glass manufacturing.........................................      $   2,328   $     --

 Hotel operations............................................            350         --

 Computer sales and service - foreign subsidiary.............             --        393

 Computer sales and service and other - domestic operations..            171        507
                                                                   ---------   --------

                                                                   $   2,849   $    900
                                                                   =========   ========

 Operating income (loss):

 Glass manufacturing.........................................      $     477     $   --

 Hotel operations............................................             49         --

 Computer sales and service - foreign subsidiary.............             (1)      (124)

 Computer sales and service and other - domestic operations..           (133)      (196)
                                                                   ---------   --------

                                                                   $     392   $   (320)
                                                                   =========   ========


 Identifiable assets:

 Glass manufacturing ........................................      $   6,441   $     --

 Hotel operations............................................          1,924         --

 Computer sales and service - foreign subsidiary.............            101        565

 Computer sales and service and other - domestic operations..            681        705
                                                                   ---------   --------

                                                                   $   9,147   $  1,270
                                                                   =========   ========

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        FIRST QUARTER, FISCAL YEAR 1996

RESULTS OF OPERATIONS

Revenues for the first quarter of fiscal year 1996 increased $1.9 million, or 216.6%, to $2.8 million from $900,000 in the first quarter of the prior fiscal year. Cost of sales, service and rental was $2.0 million, or 71.7% of total revenues for the three months ended September 30, 1995, compared to $684,000, or 76.0% of total revenue, for the same period in the prior fiscal year. The increased revenues and related gross margin resulted primarily from the Company's acquisition of the L.E. Smith Glass Company and the Belle Vernon Holiday Inn during the first quarter of fiscal 1996.

Sales revenue of $2.5 million for the quarter ended September 30, 1995 increased $1.8 million from $636,000 in the same period of the prior fiscal year. The increase in sales revenue was related to the L.E. Smith Glass Company acquired effective August 1, 1995, which generated $2.3 million of sales revenue during the current quarter. However, this improvement was partially offset by the absence of sales revenue from the Company's international subsidiary which was sold in fiscal 1995, and lower sales revenues from its AlphaNet division resulting from the absence of revenues from computer hardware and software sales due to a change in market focus during fiscal 1995.

Service and rental revenue increased $114,000 to $378,000 for the three months ended September 30, 1995, as compared to 1994, due to the inclusion of $340,000 of revenues from the Company's Belle Vernon Holiday Inn, acquired on August 4, 1995. This increase was partially offset by a decline caused by the absence of international services revenues in the first quarter of fiscal 1995. In addition, the first quarter of fiscal 1995 included revenues from the completion of training services for customers related to the Company's domestic systems integration business, which was closed in June 1994.

Revenues are expected to increase significantly for the three months ended December 31, 1995, as compared to the same period in the prior fiscal year, due to the Company's recent acquisitions. Revenues for the second quarter of fiscal 1996 are expected to increase moderately compared to the first quarter of fiscal 1996 due to the inclusion of a full quarter of revenues in the second quarter from the two new acquisitions, partially offset by a decline in the revenues due to seasonal variations in these businesses.

Cost of sales as a percentage of sales revenue for the three months ended September 30, 1995 and 1994, was 70.4% and 74.1%, respectively. The related improved gross margin resulted primarily from the inclusion of sales from the L.E. Smith Glass Company at a higher gross margin rate than experienced for total sales in the same period of the prior fiscal year.

Cost of service as a percentage of service and rental revenue was 80.4% and 80.7% for the first quarter of fiscal year 1996 and 1995, respectively. The related gross margin was constant primarily due to the inclusion of service and rental revenues from the Belle Vernon Holiday Inn at a higher gross margin rate than experienced for total service and rental revenues in the same period of the prior fiscal year, partially offset by a decline in the gross margin rate caused by the absence of international services revenues at a higher gross margin rate.

Cost of sales, service and rental as a percentage of total revenue is also expected to be lower in the second quarter of fiscal 1996, as compared to the second quarter of fiscal 1995, due to the inclusion of revenues from the L.E. Smith Glass Company and the Belle Vernon Holiday Inn at slightly higher average margins. Cost of sales, service and rental as a percentage of total revenue is expected to remain relatively constant in the second quarter of fiscal 1996 as compared to the first quarter of fiscal 1996.

The Company had no product development and engineering expenses for the three months ended September 30, 1995 compared to expenses of $80,000 for the same period of the prior fiscal year because the Company discontinued all software development activity as of June 30, 1995.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        FIRST QUARTER, FISCAL YEAR 1995 - CONTINUED



Marketing, general and administrative expenses totaled $595,000 and $762,000 for the three months ended September 30, 1995 and 1994, respectively. The decline is related to significant savings resulting from the absence of expenses from the Company's international subsidiary and various expense control measures implemented during fiscal 1995, partially offset by the addition of marketing, general and administrative expenses related to the newly acquired businesses.

Marketing, general and administrative expenses are expected to increase moderately for the three months ended December 31, 1995, as compared to the same period in the prior fiscal year, as expenses from the Company's recent acquisitions are expected to exceed savings resulting from the absence of expenses associated with its international subsidiary. Marketing, general and administrative expenses for the second quarter of fiscal 1996 are expected to increase significantly compared to the first quarter of fiscal 1996, due to the inclusion of a full quarter of expenses in the second quarter from the acquired businesses.

Interest income totaled $14,000 and $57,000 for the three months ended September 30, 1995 and 1994, respectively. This decrease was primarily related to variances in the mix of debt and equity securities held by the Company

The Company recorded a net gain on investments totaling $643,000 in the first quarter of fiscal 1996 compared to a net gain of $831,000 for the three months ended September 30, 1995. During the first quarter of fiscal 1996, the Company sold a majority of its trading securities and recorded a net realized gain on the sale of investments of $827,000. In addition, a net unrealized loss on investments of $184,000 was recorded during the first quarter of fiscal 1996. This compares to a net realized loss on the sale of investments of $366,000 and a net unrealized gain on investments of $1,197,000 in the same period of the prior fiscal year.

The Company reported pretax income of $688,000 for the three months ended September 30, 1995, compared to $67,000 for the same period in fiscal year 1995. The improved performance was primarily related to the business acquisitions completed by the Company during the first quarter of fiscal 1996 and the absence of a loss from the Company's international subsidiary which was sold in fiscal 1995.

A provision for income taxes totaling $293,000 was recorded for the three months ended September 30, 1995, based upon book income using a federal rate of 34% and an effective state rate of 14%. Included in the income tax provision for the first quarter of fiscal 1996 is $215,000 which is a non-cash item due to the utilization of the Company's pre-reorganization net operating losses. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No provision for income taxes was recorded for the three months ended September 30, 1994.

Net income totaled $395,000 for the first quarter of fiscal 1996 compared to $67,000 for the same period in the prior fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets increased $2.9 million from $7.6 million at June 30, 1995, to $10.5 million at September 30, 1995. The increase was primarily related to the two business acquisitions completed by the Company in August 1995. Working capital decreased $3.1 million from $4.5 million at June 30, 1995, to $1.4 million at September 30, 1995. This decline was primarily related to cash and marketable securities used to fund the business acquisitions and is offset by a significant increase in property, plant and equipment arising from the acquisitions. Management anticipates that working capital needs for the next year will be met by currently available working capital and internally generated funds. During the next year, the Company expects to perform renovations on the Belle Vernon Holiday Inn which are anticipated to cost approximately $1.0 million. The Company plans on funding these renovations by obtaining a mortgage on the property.

                                   NBI, INC.
                          PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K
---------------------------------------

   (a) Exhibits

       27.  Financial Data Schedule

   (b) Reports on Form 8-K:

   The following Forms 8-K were filed with the Commission during the quarter ended September 30, 1995:


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

       2. Form 8-K dated August 4, 1995, Item 2 - Acquisition and Disposition of Assets:

             I. The Company acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation on August 4, 1995.

             II. The Company's recently formed, wholly-owned subsidiary, American Glass, Inc., closed on it's purchase of a majority of the assets of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania on August 14, 1995.


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



                                                    NBI, INC.



       November 22, 1995            By:       /s/ Marjorie A. Cogan
------------------------------         --------------------------------------
          (Date)                                 Marjorie A. Cogan
                                             As a duly authorized officer
                                           Corporate Controller, Secretary
                                    (Principal Financial and Accounting Officer)