Form 10KSB/A
period 1995-06-30
NBI INC
filed 1996-02-07
CIK 313518

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             FORM 10 - KSB/A No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                      For Fiscal Year Ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from ___________________ to _____________________

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

 Common Stock ($.01 par value)                      Over the counter

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

Explanatory Note
----------------

Amendment Number One to the Annual Report on Form 10-KSB for the year ended June 30, 1995, of NBI, Inc. is solely to file copies of certain exhibits listed in
Item 13 hereto, which were not previously filed.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------


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

      16. Letter on Change in Certifying Accountant/(6)/

      21. Subsidiaries of Registrant
          a.  See Item 1 - Business, herein

      23. Consents of Independent Accountants
          a.  BDO Seidman, LLP/(8)/
          b.  Ernst & Young LLP/(8)/

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


       3. Form 8-K dated August 11, 1995, Item 4 - Changes in the Company's Certifying Accountant:

           On August 11, 1995, NBI dismissed the firm of Ernst & Young LLP and on August 17, 1995, engaged the firm of BDO Seidman, LLP as its principal accountant.

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

-----------------------------------
   (1) Incorporated by reference to the Company's report on Form 10-K for the two months ended June 30, 1992 and the ten months ended April 30, 1992.
   (2) Incorporated by reference to Registration Statement No. 33-73334.
   (3) Incorporated by reference to the Company's report on Form 10-KSB for the year ended June 30, 1994.
   (4) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1994.
   (5) Incorporated by reference to the Company's report on Form 8-K dated August 4, 1995.
   (6) Incorporated by reference to the Company's report on Form 8-K dated August 14, 1995.
   (7) Incorporated by reference to the Company's report on Form-10KSB for the year ended June 30, 1995.
   (8) Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NBI, Inc.



February 7, 1996                      By:  /s/ Jay H. Lustig
----------------                         ---------------------------------------
                                         Chairman of the Board
                                         (Principal Executive Officer)