Form 10QSB
period 1995-12-31
NBI INC
filed 1996-02-13
CIK 313518

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-QSB


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1995

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



              Class                          Outstanding at January 31, 1996
--------------------------------------       -------------------------------
Common Stock, par value $.01 per share                   6,497,234

                                   NBI, INC.
                              INDEX TO FORM 10-QSB

                      For Quarter Ended December 31, 1995


                                                                     PAGE
                                                                     ----
  PART  I - FINANCIAL INFORMATION

    Consolidated Financial Statements (Unaudited)...............    3 - 6

    Supplementary Notes to Consolidated Financial
      Statements (Unaudited)....................................   7 - 11

    Management's Discussion and Analysis of Financial Condition
      and Results of Operations.................................  12 - 14

  PART  II - OTHER INFORMATION..................................       15

                                   NBI, INC.
                           CONSOLIDATED BALANCE SHEET
                    (Amounts in Thousands Except Share Data)


                                                      December 31,     June 30,
                                                          1995           1995
                                                      ------------     --------
                                                       (Unaudited)

                                    ASSETS
                                    ------

Current assets:
  Cash and cash equivalents.............................   $   546       $1,931
  Trading securities....................................     1,343        4,324
  Receivables, net......................................     1,420          371
  Inventories...........................................     2,180          196
  Other current assets..................................       286          391
                                                           -------       ------
     Total current assets...............................     5,775        7,213

Property and equipment, net.............................     4,381           55
Other assets............................................       280          289
                                                           -------       ------
                                                           $10,436       $7,557
                                                           =======       ======


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Short-term borrowings and current portion
     of notes payable...................................   $ 1,977       $  925
  Accounts payable......................................       544          384
  Current portion of income taxes payable...............       301          864
  Accrued liabilities...................................     1,577          544
                                                           -------       ------
     Total current liabilities..........................     4,399        2,717

Long-term liabilities:
  Income taxes payable..................................     5,404        5,404
  Notes payable.........................................       308           56
  Deferred tax liability (net)..........................       251           --
  Postemployment disability benefits....................       224          234
                                                           -------       ------
     Total liabilities..................................    10,586        8,411
                                                           -------       ------

Stockholders' equity:
  Common stock - $.01 par value; 20,000,000 shares
    authorized; 10,001,270 shares issued................       100          100
  Capital in excess of par value........................     6,011        5,769
  Accumulated deficit...................................    (5,060)      (5,517)
  Foreign currency translation adjustment...............       316          311
                                                           -------       -------
                                                             1,367          663
  Less treasury stock, at cost (3,504,036 shares).......    (1,517)      (1,517)
                                                           -------       ------
  Total stockholders' equity (deficit)..................      (150)        (854)
                                                           -------       ------
                                                           $10,436       $7,557
                                                           =======       ======


                            See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)

                                                        Three Months Ended            Six Months Ended
                                                           December 31,                 December 31,
                                                         1995        1994              1995      1994
                                                        -----        ----              ----      ----
 Revenues:
   Sales.............................................  $2,800     $   606            $5,271   $ 1,242
   Service and rental................................     611         250               989       514
                                                       ------     -------            ------   -------
                                                        3,411         856             6,260     1,756
Costs and expenses:
  Cost of sales......................................   2,038         398             3,778       869
  Cost of service and rental.........................     463         203               767       416
  Product development and engineering................      --          82                --       162
  Marketing, general and administrative..............     726         761             1,321     1,523
                                                       ------     -------            ------   -------
                                                        3,227       1,444             5,866     2,970
                                                       -------    -------            ------   -------

Income (loss) from operations........................     184        (588)              394    (1,214)

Other income (expense):
  Interest income....................................       1          61                15       118
  Net gain (loss) on investments.....................      38      (1,385)              681      (553)
  Other income (expense).............................      34         (16)               42       (31)
  Interest expense...................................    (157)       (181)             (344)     (362)
                                                       ------     -------            ------   -------
                                                          (84)     (1,521)              394      (828)
                                                       -------    -------            ------   -------
Income (loss) before income taxes and cumulative
  effect of change in accounting method..............     100      (2,109)              788    (2,042)
Income tax provision.................................     (38)         --              (331)       --
                                                       ------     -------            ------   -------

Net income (loss) before cumulative effect of change
  in accounting method...............................      62      (2,109)              457    (2,042)
Cumulative effect of change in accounting method.....      --        (271)               --      (271)
                                                       ------     -------            ------   -------

Net income (loss)....................................  $   62     $(2,380)           $  457   $(2,313)
                                                       ======     =======            ======   =======


Income (loss) per common share:
  Pre-tax income (loss)..............................  $  .02     $  (.31)           $  .12   $  (.29)
  Income tax provision...............................    (.01)         --              (.05)       --
                                                       ------     -------            ------   -------
  Net income (loss) before cumulative effect of
    change in accounting method......................  $  .01     $  (.31)           $  .07   $  (.29)
  Cumulative effect of change in accounting
    method...........................................      --        (.04)               --      (.04)
                                                       ------     -------            ------   -------

  Net income (loss)..................................  $  .01     $  (.35)           $  .07   $  (.33)
                                                       ======     =======            ======   =======

Weighted average number of common
  and common equivalent shares outstanding...........   6,497       6,794             6,497     6,923
                                                       ======     =======            ======   =======

                            See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                 (Unaudited)

                                                                  Six  Months Ended
                                                                    December 31,
                                                                   1995      1994
                                                                 --------  ---------
Cash flows from operating activities:
Net income (loss)..............................................   $   457    $(2,313)
Adjustments to reconcile net income (loss) to net cash
  flow provided by operating activities:
     Utilization of net operating loss carryforwards...........       242         --
     Depreciation and amortization.............................       220         82
     Provision for bad debts...................................        18
     Provision for writedown of inventory......................        25         21
     Loss (gain) on sales of property and equipment............        (2)        25
     Net unrealized loss (gain) on investments.................       (79)       303
     Cumulative effect of accounting change....................        --        271
     Other.....................................................        (5)        14
     Changes in assets -- decrease (increase):
       Accounts receivable.....................................       102        226
       Inventory...............................................        94        (24)
       Trading securities......................................     3,060     (3,926)
       Marketable securities...................................        --      5,086
       Other current assets....................................       (44)       239
     Changes in liabilities -- (decrease) increase:
       Accounts payable and accrued liabilities................      (468)        26
       Income tax related accounts.............................      (563)        --
                                                                   ------    -------
          Net cash flow provided by operating activities.......     3,057         30

Cash flows from investing activities:
  Payments for business acquisitions, net of cash acquired.....    (3,514)        --
  Proceeds from sales of property and equipment................         2         33
  Purchases of property and equipment..........................      (206)       (18)
                                                                   ------    -------
     Net cash flow provided by (used in) investing activities..    (3,718)        15

Cash flows from financing activities:
  Purchases of treasury stock..................................        --       (115)
  Payments on notes payable....................................      (240)    (2,815)
  Net-short-term borrowings (payments).........................      (484)     1,400
                                                                   ------    -------
     Net cash flow used in financing activities................      (724)    (1,530)

Effects of exchange rates on cash..............................        --          3
                                                                   ------    -------
Net decrease in cash and cash equivalents......................    (1,385)    (1,482)

Cash and cash equivalents at beginning of period...............     1,931      2,708
                                                                   ------    -------

Cash and cash equivalents at end of period.....................    $  546    $ 1,226
                                                                   ======    =======

                            See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)
                                                       Six Months Ended
                                                          December 31,
                                                        1995      1994
                                                        ----      ----


Supplemental disclosures of cash flow information:


  Interest paid......................................   $244      $360
                                                        ====      ====

  Income taxes paid..................................   $651      $ --
                                                        =====     ====


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

Note 2 -  Business Acquisitions
-------------------------------

On August 4, 1995, NBI, Inc. acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation for $2,430,000 in cash pursuant to a stock purchase agreement. The Belle Vernon Motel Corporation owns and operates an 81 room Holiday Inn in Southwestern Pennsylvania. The primary assets held by the acquired corporation consist of cash, accounts receivable, property and equipment. The Company received approval as an authorized Holiday Inn franchisee prior to the purchase transaction. The property and equipment acquired continues to be operated as a Holiday Inn Hotel.

On August 14, 1995, with an effective date of close of business on July 31, 1995, American Glass, Inc., a recently formed, wholly-owned subsidiary of NBI, Inc. closed on its purchase of a majority of the assets of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania, pursuant to an asset purchase and sale agreement. L.E. Smith Glass Company is a manufacturer of handmade fine glass giftware and lighting fixtures and has been in business since 1907. The assets purchased consist primarily of accounts receivable, inventory and property, plant and equipment. The property, plant and equipment acquired continues to be used in the manufacture of handmade fine glass giftware and lighting fixtures. The purchase price of $5,875,745 was paid through the assumption of $3,508,190 of certain liabilities at July 31, 1995, cash and cash proceeds from the liquidation of other current assets held by the Company.

Both acquisitions have been accounted for under the purchase method of accounting. The results of operations of these acquired businesses have been included in the accompanying Statements of Operations since the effective date of acquisition. The total purchase price, including acquisition costs, for the Belle Vernon Motel Corporation and the L.E. Smith Glass Company was $2,496,000 and $6,004,000, respectively. The fair market value of the net assets acquired of the Belle Vernon Motel Corporation, after final purchase price adjustments, exceeded the purchase price by $864,000. Accordingly, the noncurrent assets consisting of property and equipment have been reduced by this amount under the purchase method of accounting. Similarly, the fair market value of the net assets acquired of the L.E. Smith Glass Company exceeded the purchase price by $771,000; therefore, the noncurrent assets consisting of property, plant and equipment were reduced by this amount.

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

                                   NBI, INC.
           Supplementary Notes to Consolidated Financial Statements
                                  (Unaudited)



Proforma consolidated results of operations:

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                               1995             1994
                                                                              -------          -------
                                                                               (Amounts in thousands,
                                                                                except per share data)
       Revenue.............................................................    $7,084          $ 6,982
                                                                               ======          =======

       Net income (loss) before extraordinary items and cumulative
            effect of accounting change....................................    $  490          $(1,563)
                                                                               ======          =======

       Net income (loss)...................................................    $  490          $(1,834)
                                                                               ======          =======

       Net income (loss) per common share..................................    $  .08          $  (.26)
                                                                               ======          =======

Note 3 - Cash and Cash Equivalents
-----------------------------------

The Company's cash and cash equivalents of $546,000 at December 31, 1995 included $92,000 of restricted cash. This represents the amount held in trust for payments under self insurance plans.

Note 4 - Investments in Securities
----------------------------------

During the six months ended December 31, 1995 and 1994, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. For the quarter ended December 31, 1995, the Company recorded a net realized loss of $225,000 and a net unrealized gain of $263,000 compared to a net realized gain of $115,000 and a net unrealized loss of $1,500,000 in the same quarter of the prior fiscal year. The Company recorded a net realized gain of $602,000 and a net unrealized gain of $79,000 for the six months ended December 31, 1995, compared to a net realized loss of $250,000 and a net unrealized loss of $303,000 recorded in the same period of the prior fiscal year.

During the first quarter of the current fiscal year, the Company sold a significant portion of its securities to fund the Company's two business acquisitions.

The Company's investment portfolio may, at any point in time, include a concentrated position in one security. As a result of this, the financial results have and may continue to fluctuate significantly and have larger fluctuations than with a more diversified portfolio. At December 31, 1995, marketable securities do include a concentrated position in one equity security, a majority of which was sold subsequent to quarter-end at slightly less than its carrying value at December 31, 1995.

Note 5 - Inventories
--------------------

Inventories are comprised of the following:

                                                   December 31,
                                                       1995
                                                   -----------
                                             (Amounts in thousands)
     Raw materials                                    $  679
     Work in process                                     317
     Finished goods                                    1,168
     Food and beverage inventory                          16
                                                      ------
                                                      $2,180
                                                      ======

                                   NBI, INC.
           Supplementary Notes to Consolidated Financial Statements
                                  (Unaudited)



Note 6 - Property and Equipment
-------------------------------

Capital assets are depreciated on a straight-line basis over their useful lives shown below:


                                               Asset            December 31,
                                               Lives                1995
                                               -----            ------------
                                                            (Amounts in thousands)
     Land                                       N/A               $   90
     Buildings                               20-25 yrs             1,793
     Machinery and equipment                  3-10 yrs             2,730
     Office and hotel furniture, fixtures     5-7 yrs                493
     Construction-in-progress                   N/A                   97
                                                                  ------
                                                                   5,203
     Accumulated depreciation                                       (822)
                                                                  ------
                                                                  $4,381
                                                                  ======

Note 7 - Income Taxes
---------------------

IRS Debt:
---------

On October 13, 1995, the Company entered into an agreement in principle with the IRS, effective October 1, 1995, revising the payment terms provided in its settlement agreement with the IRS dated June 12, 1991. The new agreement provides for a principal payment of $250,000, plus accrued interest for the period July 1, 1995 through September 30, 1995, at the original stated rate, and accrued interest for the period October 1, 1995 through December 31, 1995, at the rate of 7.5% per annum, to be paid upon execution of the definitive agreement, which has not yet been finalized. Thereafter, quarterly interest payments are due from April 1, 1996 through October 1, 1997. Interest will accrue on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The interest rate for April 1, 1996 through October 1, 1997 will be reevaluated in April 1996 based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The remaining principal balance is due in full on October 1, 1997. The balance sheets at December 31, 1995 and June 30, 1995 reflect these revised payments terms.

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

There is no accelerated principal amount payable in accordance with the revised agreement based upon the Company's cash, cash equivalents and treasury investments at December 31, 1995. Furthermore, any other accelerated principal payments due within the next twelve months, based upon subsequent quarter-end cash and cash equivalent positions under the new agreement, are not determinable at December 31, 1995. Therefore, only the scheduled principal payments due within the next twelve months have been classified as current at December 31, 1995.

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

Income tax provision:
---------------------

Provisions for income taxes totaling $39,000 and $331,000 were recorded for the three and six months ended December 31, 1995, respectively, based upon book income using year-to-date effective tax rates of 30% for federal and 13% for state. Included in the tax provisions was $28,000 and $242,000 for the three and six months ended December 31, 1995, respectively, which were non-cash charges for the utilization of the Company's pre-reorganization net operating losses. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value.

Note 8 - Notes Payable and Short-term Borrowings
------------------------------------------------

In conjunction with the acquisition of the L.E. Smith Glass Company, the Company assumed certain notes payable. The following summarizes the notes payable and short-term borrowings outstanding at December 31, 1995.



                                                                                           December 31,
                                                                                               1995
                                                                                           ------------
                                                                                       (Amounts in thousands)

Short-term borrowings collateralized by the Company's trading securities;
interest charged is equal to our broker's call rate plus 1/2%; these borrowings
were repaid in full in January 1996                                                             $   520

Revolving bank credit note of $2,000,000, interest at bank's prime rate plus 1 1/4% or less, depending upon attainment of certain financial ratios as defined in the agreement; collateralized by a first security interest in all
accounts receivable, inventories and personal property of the glass company                       1,114

8.75% bank note payable; payable in monthly installments of $8,333 through
July 1999; cross collateralized with the revolving credit note above                                342

Promissory note with interest at prime; payable in varying monthly principal installments not exceeding $30,000 through August 1996; collateralized
by a second security interest in all inventory and receivables of the glass company                 108

Promissory note with no stated interest rate; payable in monthly installments of
$9,444 through December 1996                                                                        104

Other                                                                                                97
                                                                                                -------

Total notes payable and short-term borrowings                                                     2,285

Less current portion                                                                             (1,977)
                                                                                                -------

Long-term portion of notes payable                                                              $   308
                                                                                                =======

                                   NBI, INC.
           Supplementary Notes to Consolidated Financial Statements
                                  (Unaudited)


Note 9 - Segment Information
----------------------------

Due to its acquisitions during the first quarter of fiscal 1996, the Company now has operations in two additional industries, hotel operations and glass manufacturing. Previously, the Company operated primarily in the computer sales and services industry. The Company has no revenues from affiliated customers in fiscal 1996 or 1995.

On April 28, 1995, NBI, Ltd., a wholly-owned international subsidiary of NBI, Inc., completed a sale of its certain assets, including its customer base. Under the terms of the sale agreement, NBI, Ltd. retained certain assets and liabilities. Therefore, the Company has no revenues from foreign operations in fiscal 1996 but does have identifiable assets from its foreign subsidiary at December 31, 1995. NBI, Ltd. is managing the disposition of these assets and liabilities until such time as it can complete an orderly disposition of this entity. Because the liabilities of the subsidiary exceed its assets, the subsidiary will be required to file for a voluntary liquidation during third quarter of fiscal 1996.

                                               Three Months Ended       Six Months Ended
                                                  December 31,            December 31,
                                                1995        1994        1995        1994
                                                ----        ----        ----        ----
Revenue from operations:

  Glass manufacturing.....................    $2,539       $  --      $4,867        $  --
                                              ======      ======      ======        =====

  Hotel operations........................    $  507       $  --      $  857        $  --
                                              ======      ======      ======        =====

  Computer sales and service - foreign
   operations.............................    $   --       $ 552      $   --        $ 945
                                              ======      ======      ======        =====

  Computer sales and service and other -
   domestic operations...................     $  365       $ 304      $  536        $ 811
                                              ======       =====      ======        =====

Operating income (loss):

  Glass manufacturing.....................    $  368       $  --      $  845        $  --
                                              ======       =====      ======        =====

  Hotel operations........................    $   42       $  --      $   91        $  --
                                              ======       =====      ======        =====

  Computer sales and service - foreign
   operations............................     $   (2)      $(181)     $   (3)       $(305)
                                              ======       =====      ======        =====

  Computer sales and service and other -
   domestic operations....................    $  (53)      $(147)     $ (186)       $(423)
                                              ======       =====      ======        =====


                                                                    December 31,   June 30,
                                                                        1995         1995
                                                                        ----         ----
Identifiable assets:

  Glass manufacturing .............................................   $6,018         $ --
                                                                      ======         ====

  Hotel operations.................................................   $1,972         $ --
                                                                      ======         ====

  Computer sales and service - foreign
   operations......................................................   $   98         $264
                                                                      ======         ====
  Computer sales and service and other -
   domestic operations.............................................   $  805         $779
                                                                      ======         ====

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        SECOND QUARTER, FISCAL YEAR 1996


RESULTS OF OPERATIONS

The Company reported pretax income of $100,000 and $788,000 for the three and six months ended December 31, 1995, compared to net losses before income taxes and cumulative effect of an accounting change of $2.1 million and $2.0 million for the same periods in fiscal year 1995. The improved performance was primarily related to the business acquisitions completed by the Company during the first quarter of fiscal 1996, the absence of a loss from the Company's international subsidiary most of whose assets were sold in fiscal 1995, expense savings resulting from cost control measures implemented during fiscal 1995 as well as the discontinuance of software development activities, and favorable investment performance in fiscal 1996 as compared to fiscal 1995.

Revenues for the second quarter of fiscal year 1996 increased $2.6 million, or 298.5%, to $3.4 million from $856,000 in the second quarter of the prior fiscal year. Year-to-date, revenues totaled $6.3 million for the six months ended December 31, 1995, an increase of $4.5 million, or 256.5%, compared to revenues of $1.8 million for the same period of fiscal 1995.

Sales revenue of $2.8 million for the quarter ended December 31, 1995 increased $2.2 million from the same period of the prior fiscal year. For the six months ended December 31, 1995, sales revenue totaled $5.3 million, an increase of $4.0 million as compared to the same period in fiscal 1995. The increase in sales revenue was primarily related to the L.E. Smith Glass Company acquired effective August 1, 1995, which generated $2.5 million and $4.9 million of sales revenue during the three and six months ended December 31, 1995, respectively. However, this improvement was partially offset by a decrease from the absence of sales revenue from the Company's international subsidiary.

Service and rental revenue increased $361,000 to $611,000, and $475,000 to $989,000 for the three and six months ended December 31, 1995, respectively, as compared to the same periods in fiscal 1995. The increased revenues resulted primarily from the inclusion of $507,000 and $857,000 of revenues during the three and six months ended December 31, 1995, respectively, from the Belle Vernon Holiday Inn, acquired on August 4, 1995. This increase was partially offset by a decline caused by the absence of international services revenues in fiscal 1996.

Revenues are expected to increase significantly for the three months ended March 31, 1996, as compared to the same period in the prior fiscal year, due to the Company's fiscal 1996 acquisitions. However, revenues for the third quarter of fiscal 1996 are expected to decrease moderately, compared to the second quarter of fiscal 1996, due to an expected decline in revenues from the new businesses resulting from seasonal variations in these businesses.

Cost of sales, service and rental was $2.5 million, or 73.3% of total revenue, and $4.5 million, or 72.6% of total revenue, for the three and six months ended December 31, 1995, respectively. Comparable figures for the same periods in fiscal 1995 were $601,000 and $1.3 million, or 70.2% and 73.2% of total revenues, respectively.

Cost of sales as a percentage of sales revenue for the three and six months ended December 31, 1995 was 72.8% and 71.7%, respectively, compared to 65.7% and 70.0% for the same periods in fiscal 1995. The decline in the related gross margin was primarily related to variances in the revenue mix.

Cost of service as a percentage of service and rental revenue was 75.8% and 77.6% for the three and six months ended December 31, 1995, respectively, compared to 81.2% and 80.9% for the same periods in the prior fiscal year, respectively. The related improved gross margin was primarily due to the inclusion of a larger volume of service and rental revenues from the Belle Vernon Holiday Inn at a higher gross margin rate than experienced for total service and rental revenues in the same period of the prior fiscal year, partially offset by a decline in the gross margin rate caused by the absence of international services revenues at a higher gross margin rate.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  SECOND QUARTER, FISCAL YEAR 1996 - CONTINUED


Cost of sales, service and rental as a percentage of total revenue is expected to be higher in the third quarter of fiscal 1996, as compared to the third quarter of fiscal 1995, due to variances in the revenue mix, and as compared to the second quarter of fiscal 1996, primarily due to the lower anticipated revenue volume.

The Company had no product development and engineering expenses for the three and six months ended December 31, 1995, compared to expenses of $82,000 and $162,000, respectively, for the same periods of the prior fiscal year, because the Company discontinued all software development activity as of June 30, 1995.

Marketing, general and administrative expenses totaled $726,000 and $761,000 for the three months ended December 31, 1995 and 1994, respectively. Year-to-date, marketing, general and administrative expenses totaled $1.3 million for the six months ended December 31, 1995, a decrease of $202,000 compared to expenses of $1.5 million for the same period of fiscal 1995. The decline was related to significant savings resulting from the absence of expenses from the Company's international subsidiary in fiscal 1996 and various expense control measures implemented during fiscal 1995, significantly offset by the inclusion of three and five months of marketing, general and administrative expenses, during the three and six months ended December 31, 1995, related to the businesses acquired in August 1995.

Marketing, general and administrative expenses are expected to increase moderately for the three months ended December 31, 1995, as compared to the same period in the prior fiscal year, as expenses from the Company's fiscal 1996 acquisitions are expected to exceed savings resulting from the absence of expenses associated with its international subsidiary. Marketing, general and administrative expenses are also expected to increase for the third quarter of fiscal 1996, compared to the second quarter of fiscal 1996, due to increased sales and marketing activity.

Interest income totaled $1,000 and $15,000 for the three and six months ended December 31, 1995, respectively, compared to $61,000 and $118,000 for the three and six months ended December 31, 1994. The decrease was primarily related a lower level of average outstanding cash and investments during fiscal 1996, as well as variances in the mix of debt and equity securities held by the Company.

The Company recorded a net gain on investments totaling $38,000 in the second quarter of fiscal 1996 compared to a net loss of $1.4 million for the three months ended December 31, 1994. The improvement was primarily related to the absence of an unrealized loss on investments of $1.5 million as recorded in the second quarter of fiscal 1995. For the six months ended December 31, 1995, the Company recorded a net gain on investments of $681,000 compared to a net loss on investments of $553,000 recorded in the same period of the prior fiscal year. During the six months ended December 31, 1995, the Company sold a majority of its trading securities and recorded a net realized gain on the sale of investments of $602,000. In addition, a net unrealized gain on investments of $79,000 was recorded during the same period. This compares to a net realized loss on the sale of investments of $250,000 and a net unrealized loss on investments of $303,000 recorded in the same period of the prior fiscal year.

Income tax provisions totaling $38,000 and $331,000 were recorded for the three and six months ended December 31, 1995, respectively, based upon book income using year-to-date effective tax rates of 30% for federal and 13% for state.
The income tax provisions for the three and six months ended December 31, 1995, included non-cash charges of $28,000 and $242,000, respectively, due to the utilization of the Company's pre-reorganization net operating loss carryforwards. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating loss carryforwards are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  SECOND QUARTER, FISCAL YEAR 1996 - CONTINUED


A charge of $271,000 for the cumulative effect of an accounting change was recorded during the six months ended December 31, 1994. This related to the Company's adoption of Financial Accounting Standards Board Statement No. 112, "Employers' Accounting For Postemployment Benefits".

Net income totaled $62,000 and $457,000 for the three and six months ended December 31, 1995, compared to net losses of $2.4 million and $2.3 million recorded during the same periods in the prior fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets increased $2.8 million from $7.6 million at June 30, 1995, to $10.4 million at December 31, 1995. The increase was primarily related to the two business acquisitions completed by the Company in August 1995, partially offset by a decline from cash used to reduce liabilities. Working capital decreased $3.1 million from $4.5 million at June 30, 1995, to $1.4 million at December 31, 1995. The decline was primarily related to cash and trading securities used to fund the business acquisitions and is offset by a significant increase in property, plant and equipment arising from the acquisitions. Management anticipates that working capital needs for the next year will be met by currently available working capital and internally generated funds. During the next year, the Company expects to perform renovations on the Belle Vernon Holiday Inn which are anticipated to cost at least $1.0 million. The Company plans on funding these renovations by obtaining a hotel mortgage on the property.

                                   NBI, INC.
                          PART II - OTHER INFORMATION

Item 4 Results of Votes of Security Holders
------ ------------------------------------
       The Company's annual meeting was held on December 11, 1995. At this meeting, Jay H. Lustig and Martin J. Noonan were elected to serve as directors. In addition, certain amendments to the Company's Employee and Director Stock Option Plan were proposed at the meeting. The voting results were as follows:

                                                            Votes
                                          Affirmative      Withheld                       Broker
                                             Votes        or Against     Abstentions     Non-votes
                                          -----------     ----------     -----------     ---------
1. To elect the nominee for the
   Board of Directors:

        Jay H. Lustig                      5,648,039         61,645            --            --
        Martin J. Noonan                   5,658,908         50,776            --            --

2. To allow the grant of stock options
   at fair market value under the
   Employee and Director Stock
   Option Plan                             5,709,684           --              --            --

3. To allow the grant of incentive stock
   options under the Employee and
   Director Stock Option Plan              5,709,684           --              --            --

Item 6 Exhibits and Reports on Form 8-K
------ ---------------------------------

   (a) Exhibits

       27.  Financial Data Schedule

   (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               NBI, INC.



      February 12, 1996           By:     /s/Marjorie A. Cogan
-----------------------------        ---------------------------------
           (Date)                            Marjorie A. Cogan
                                        As a duly authorized officer
                                      Corporate Controller, Secretary
                                 (Principal Financial and Accounting Officer)