Form 10QSB
period 1996-03-31
NBI INC
filed 1996-05-08
CIK 313518

                                                             PAGE 1
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                                FORM 10-QSB


         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1996

                                   OR

         [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to _________

                         Commission File Number
                                 0-9403


                           Name of Registrant
                                NBI, INC.


State of Incorporation           IRS Employer I. D. Number
 Delaware                                 84-0645110

                                  Address
                     1880 Industrial Circle, Suite F
                        Longmont, Colorado  80501
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                       Outstanding at April 30, 1996
- ------------------------------  -----------------------------
Common Stock, par value $.01 per share        7,997,234

                                                  PAGE 2
                            NBI, INC.
                       INDEX TO FORM 10-QSB

                   For Quarter Ended March 31, 1996

                                                                      PAGE
                                                                      ----
PART  I - FINANCIAL INFORMATION

   Consolidated Financial Statements (Unaudited) . . . . . . . . . . . 3 - 6

   Supplementary Notes to Consolidated Financial
     Statements (Unaudited). . . . . . . . . . . . . . . . . . . . .   7 - 12

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations . . . . . . . . . . . . . . . . . . . 13 - 15


PART  II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .16

                                                         PAGE 3
                                 NBI, INC.
                        CONSOLIDATED BALANCE SHEET
                 (Amounts in Thousands Except Share Data)

                                        March 31,      June 30,
                                          1996           1995
                                        ---------      --------
                                       (Unaudited)

                                    ASSETS

Current assets:
  Cash and cash equivalents             $  879         $ 1,931
  Trading securities                       230           4,324
  Receivables, net                       1,584             371
  Inventories                            2,328             196
  Other current assets                     352             391
                                        -------         -------
     Total current assets                5,373           7,213

Property and equipment, net              4,410              55
Other assets                               308             289
                                        -------        --------
                                        $10,091        $ 7,557
                                        =======        ========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
  Short-term borrowings and current
     portion of notes payable           $ 1,595        $   925
  Accounts payable                          815            384
  Current portion of income taxes
     payable                                 26            864
  Accrued liabilities                     1,289            544
                                        --------       --------
  Total current liabilities               3,725          2,717

Long-term liabilities:
  Income taxes payable                    5,404          5,404
  Notes payable                             261             56
  Deferred tax liability (net)              251            --
  Postemployment disability benefits        219            234
                                        --------       --------
  Total liabilities                       9,860          8,411
                                        --------       --------

Stockholders' equity:
  Common stock - $.01 par value;
    20,000,000 shares authorized;
    10,001,270 shares issued                100            100
  Capital in excess of par value          6,176          5,769
  Accumulated deficit                    (5,493)        (5,517)
  Foreign currency translation adjustment   316            311
                                        --------       --------
                                          1,099            663
  Less treasury stock, at cost
    (2,004,036 and 3,504,036 shares)       (868)        (1,517)
                                        --------       --------
  Total stockholders' equity (deficit)      231           (854)
                                        --------       --------
                                        $10,091        $ 7,557
                                        =======        =======

                          See Accompanying notes.

                                                       PAGE 4
                                 NBI, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS
             (Amounts in Thousands Except Per Share Data)
                             (Unaudited)

                            Three Months Ended  Nine Months Ended
                                 March 31,          March 31,
                               1996     1995     1996        1995

Revenues:
  Sales  . . . . . . . . . . .$ 2,352   $  465    $ 7,623  $1,707
  Service and rental . . . . .    517      322      1,506     836
                              -------   ------    -------  ------
                                2,869      787      9,129   2,543
Costs and expenses:
  Cost of sales  . . . . . . .  1,736      367      5,514   1,236
  Cost of service and rental .    436      214      1,203     630
  Product development and
    engineering. . . . . . . .     --        65        --     227
  Marketing, general and
    administrative . . . . . .    739       714     2,060   2,237
                              --------  --------  -------  ------
                                2,911     1,360     8,777   4,330
                              --------  --------  -------  ------

Income (loss) from operations.    (42)     (573)      352  (1,787)

Other income (expense):
  Interest income. . . . . . .      7        36        22     154
  Net gain (loss) on investments (477)      355       203    (198)
  Other income (expense) . . .      3        15        46     (16)
  Interest expense. . . . . . . .(141)     (191)     (485)   (553)
                              --------  --------  --------  -------
                                 (608)      215      (214)   (613)
                              --------  --------  --------  -------
Income (loss) before income
  taxes and cumulative effect
  of change in accounting method (650)     (358)      138  (2,400)
Income tax benefit (provision)    217        --      (114)     --
                              --------  --------  --------  -------
Net income (loss) before cumulative
  effect of change in
  accounting method. . . . . .   (433)     (358)       24  (2,400)
Cumulative effect of change in
  accounting method. . . . . .     --        --        --    (271)
                              --------  --------  ------- ---------

Net income (loss). . . . . .  $  (433)  $  (358)  $    24  (2,671)
                              ========  ========  ======== ========

Income (loss) per common share:
   Pre-tax income (loss) . .  $  (.09)  $  (.05)  $   .02 $  (.35)
   Income tax benefit
     (provision) . . . . . . .     03       --       (.02)    --
                              --------  --------  -------- -------
   Net income (loss) before
     cumulative effect of change
     in accounting method  .  $  (.06)  $  (.05)  $   --  $  (.35)
   Cumulative effect of change
     in accounting method. . .     --       --       --      (.04)
                               --------  -------- ------- --------

   Net income (loss) . . . .  $  (.06)  $  (.05)  $  --    $ (.39)
                              ========  ========  ======== =======

Weighted average number of common
    and common equivalent
   shares outstanding . .       6,712     6,595     6,568    6,815
                              ========  ========  ========  =======

                          See accompanying notes.

                                                                    PAGE 5
                                  NBI, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in Thousands)
                                 (Unaudited)

                                                         Nine Months Ended
                                                              March 31,
                                                           1996     1995
Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . .  $   24   $ (2,671)
Adjustments to reconcile net income (loss) to net cash
   flow provided by operating activities:
     Utilization of net operating loss carryforwards . .    11        --
     Depreciation and amortization . . . . . . . .         355        102
     Provision for bad debts . . . . . . . . . . .          28        (14)
     Provision for writedown of inventory. . . . .          43         21
     Provision for impairment of property and equipment. .  --         14
     Loss (gain) on sales of property and equipment.        (2)         8
     Net unrealized loss (gain) on investments . .         332          4
     Cumulative effect of accounting change. . . .          --        271
     Other . . . . . . . . . . . . . . . . . . . .         (49)        27
     Changes in assets -- decrease (increase):
        Accounts receivable. . . . . . . . . . . .         (72)       275
        Inventory. . . . . . . . . . . . . . . . .         (72)       (60)
        Trading securities . . . . . . . . . . . .       3,762     (4,220)
        Marketable securities. . . . . . . . . . .          --      5,086
        Other current assets . . . . . . . . . . .         (66)       611
     Changes in liabilities -- (decrease) increase:
        Accounts payable and accrued liabilities .        (483)        36
        Income tax related accounts. . . . . . . .        (838)        --
                                                      ---------- ----------
          Net cash flow provided by (used in) operating
            activities .. . . . . . . . . . . .           2,973      (510)

Cash flows from investing activities:
   Payments for business acquisitions,
   net of cash acquired. .                               (3,521)     (288)
   Issuance of notes receivable. . . . . . . . . .           --      (350)
   Collections of notes receivable . . . . . . . .           --       350
   Deposit on land purchase option . . . . . . . .          (50)      --
   Proceeds from sales of property and equipment .            2        45
   Purchases of property and equipment . . . . . .         (350)      (19)
                                                       ---------  --------
     Net cash flow used in investing activities. .       (3,919)     (262)

Cash flows from financing activities:
   Proceeds from issuance of stock,
     net of offering costs.                               1,047        --
   Purchases of treasury stock . . . . . . . . . .           --      (116)
   Payments on notes payable . . . . . . . . . . .         (336)   (2,931)
   Net short-term borrowings (payments). . . . . .         (817)    2,370
                                                        --------  --------
     Net cash flow used in financing activities. .         (106)     (677)

Effects of exchange rates on cash. . . . . . . . .           --         7
                                                        --------  --------
Net decrease in cash and cash equivalents. . . . .       (1,052)   (1,442)

Cash and cash equivalents at beginning of period .        1,931     2,708
                                                        --------  --------

Cash and cash equivalents at end of period . . . .      $   879   $ 1,266
                                                        ========  ========

                              See accompanying notes.

                                                              PAGE 6
                                  NBI, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                 (Unaudited)

                                                            Nine Months Ended
                                                                 March 31,
                                                            1996        1995


Supplemental disclosures of cash flow information:


   Interest paid . . . . . . . . . . . . . . . . .         $ 639      $ 549
                                                           =====      =====

   Income taxes paid . . . . . . . . . . . . . . .         $ 942      $  52
                                                           =====      =====





















                               See accompanying notes.

                                                                 PAGE 7
                                    NBI, INC
                SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

Note 2 -  Business Acquisitions
- -------------------------------

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

On August 14, 1995, with an effective date of close of business on July 31, 1995, American Glass, Inc., a newly formed, wholly-owned subsidiary of NBI, Inc. closed on its purchase of a majority of the assets of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania, pursuant to an asset purchase and sale agreement. L.E. Smith Glass Company is a manufacturer of handmade fine glass giftware and lighting fixtures and has been in business since 1907. The assets purchased consist primarily of accounts receivable, inventory and property, plant and equipment. The property, plant and equipment acquired continues to be used in the manufacture of handmade fine glass giftware and lighting fixtures. The purchase price of $5,875,745 was paid through the assumption of $3,508,190 of certain liabilities at July 31, 1995, cash and cash proceeds from the liquidation of other current assets held by the Company.

Both acquisitions have been accounted for under the purchase method of accounting. The results of operations of these acquired businesses have been included in the accompanying Statements of Operations since the effective date of acquisition. The total purchase price, including acquisition costs, for the Belle Vernon Motel Corporation and the L.E. Smith Glass Company was $2,496,000 and $6,004,000, respectively. The fair market value of the net assets acquired of the Belle Vernon Motel Corporation, after purchase price adjustments, exceeded the purchase price by $857,000. Accordingly, the noncurrent assets consisting of property and equipment have been reduced by this amount under the purchase method of accounting. Similarly, the fair market value of the net assets acquired of the L.E. Smith Glass Company exceeded the purchase price by $771,000; therefore, the noncurrent assets consisting of property, plant and equipment were reduced by this amount.

Proforma consolidated results of operations of the Company is shown in the following table as if these businesses were acquired as of the first day of the periods presented, July 1, 1995 and 1994. This proforma information is based on the Company's accompanying statements of operations and the historical financial information of the acquired companies, and includes adjustments to income taxes and depreciation, giving effect of the terms of the transaction as if the acquisitions had occurred on the first day presented.

                                                                  PAGE 8
                               NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

Proforma consolidated results of operations:

                                                    Nine Months Ended
                                                        March 31,
                                                     1996       1995
                                                   (Amounts in thousands,
                                                    except per share data)

        Revenue. . . . . . . . . . . . . . . . . .   $ 9,953    $ 10,228
                                                     =======    ========
        Net income (loss) before extraordinary
           items and cumulative effect of
           accounting change . . . . .               $    55    $ (1,747)
                                                     =======    =========

        Net income (loss). . . . . . . . . . . . .   $    55    $ (2,018)
                                                     =======    =========

        Net income (loss) per common share . . . .   $   .01   $    (.30)
                                                     =======   ==========

Note 3 - Cash and Cash Equivalents
- ----------------------------------

The Company's cash and cash equivalents of $879,000 at March 31, 1996 included $86,000 of restricted cash. This represents the amount held in trust for payments under self insurance plans.

Note 4 - Investments in Securities
- ----------------------------------

During the nine months ended March 31, 1996 and 1995, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. For the quarter ended March 31, 1996, the Company recorded a net realized loss of $66,000 and a net unrealized loss of $411,000 compared to a net realized gain of $56,000 and a net unrealized gain of $299,000 in the same quarter of the prior fiscal year. The Company recorded a net realized gain of $535,000 and a net unrealized loss of $332,000 for the nine months ended March 31, 1996, compared to a net realized loss of $194,000 and a net unrealized loss of $4,000 recorded in the same period of the prior fiscal year.

During the first quarter of the current fiscal year, the Company sold a significant portion of its securities to fund the Company's two business acquisitions.

The Company's investment portfolio may, at any point in time, include a concentrated position in one security. As a result of this, the financial results have and may continue to fluctuate significantly and have larger fluctuations than with a more diversified portfolio. At March 31, 1996, marketable securities did include a concentrated position in one equity security in the building materials manufacturing industry.

Note 5 - Inventories
- --------------------

Inventories are comprised of the following:

                                                            March 31,
                                                              1996
                                                     (Amounts in thousands)

   Raw materials                                           $   690
   Work in process                                             401
   Finished goods                                            1,226
   Food and beverage inventory                                  11
                                                           --------
                                                           $ 2,328
                                                           ========

                                                                   PAGE 9
                                      NBI, INC.
                  SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 6 - Property and Equipment
- --------------------------------

Capital assets are depreciated on a straight-line basis over their useful lives shown below:


                                            Asset           March 31,
                                            Lives              1996
                                                       (Amounts in thousands)
   Land                                       N/A           $    130
   Buildings                               20-25 yrs           1,812
   Machinery and equipment                  3-10 yrs           2,749
   Office and hotel furniture, fixtures      5-7 yrs             497
   Construction-in-progress                   N/A                164
                                                            ---------
                                                               5,352
   Accumulated depreciation                                     (942)
                                                            ---------
                                                            $  4,410
                                                            =========

Note 7 - Income Taxes
- ---------------------

IRS Debt:

On October 13, 1995, the Company entered into an agreement in principle with the IRS, effective October 1, 1995, revising the payment terms provided in its settlement agreement with the IRS dated June 12, 1991. The new agreement provided for a principal payment of $250,000, plus accrued interest for the period July 1, 1995 through September 30, 1995, at the original stated rate, and accrued interest for the period October 1, 1995 through December 31, 1995, at the rate of 7.5% per annum, paid upon execution of the definitive agreement, which was executed on March 19, 1996. Subsequently, quarterly interest payments are due beginning April 1, 1996 through October 1, 1997. Interest accrued on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The interest rate for April 1, 1996 through October 1, 1997 will be reevaluated based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The remaining principal balance is due in full on October 1, 1997. The balance sheets at March 31, 1996 and June 30, 1995 reflect these revised payments terms.

In conjunction with the new agreement, the Company granted the IRS a security interest in all of the capital stock of American Glass, Inc., as well as all of the capital stock of the Belle Vernon Motel Corporation. The security interest will automatically terminate upon full payment by NBI of all principal and interest owed to the IRS under the agreement. The agreement also provides for accelerated principal payments to be made within forty-five days after the end of any fiscal quarter in which NBI Inc.'s unconsolidated cash and cash equivalents, excluding restricted cash, exceed $1.3 million. The Company is required to pay to the IRS fifty percent of the amount by which such cash and cash equivalents exceed $1.3 million. Any such payment shall be applied to and shall reduce the outstanding principal balance.

There is no accelerated principal amount payable in accordance with the revised agreement based upon the Company's cash and cash equivalents at March 31, 1996. Furthermore, any other accelerated principal payments due under the new agreement within the next twelve months, based upon subsequent quarter-end cash and cash equivalent positions, are not determinable at March 31, 1996.
Therefore, none of the principle balance due is classified as current.

                                                                 PAGE 10
                                      NBI, INC.
              SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

Tax effect of acquisitions:
- --------------------------

In conjunction with the Belle Vernon Motel Corporation acquisition (See Note 2), a deferred tax liability of $466,000 was recorded for the temporary differences between the acquired tax basis and the book basis of the property, plant and equipment acquired. This liability was partially offset by a deferred tax asset of $215,000 related to the availability of the Company's net operating losses, through their expiration in the year 2010, to offset the temporary book versus tax differences arising from the acquisition. There was no tax effect from the L.E. Smith Glass Company acquisition.

Income tax provision:
- --------------------

An income tax benefit of $217,000, net of state income tax provisions, was recorded for the three months ended March 31, 1996, while there was a provision for income taxes totaling $114,000 for the nine months then ended. The income tax provisions are based upon book income. Included in the tax provision for the nine months ended March 31, 1996, was $11,000 of non-cash charges for the utilization of the Company's pre-reorganization net operating losses. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value.

Note 8 - Notes Payable and Short-term Borrowings
- ------------------------------------------------

In conjunction with the acquisition of the L.E. Smith Glass
Company, the Company assumed certain notes payable. The following summarizes the Company's notes payable and short-term borrowings outstanding at March 31, 1996:

                                                             March 31,
                                                               1996
                                                         (Amounts in thousands)

Revolving bank credit note of $2,000,000, interest at bank's prime rate plus 1 1/4% or less, depending upon attainment of certain financial ratios as defined in the agreement;
collateralized by a first security interest in all accounts
receivable, inventories and personal property of the glass
company                                                         $   1,301

8.75% bank note payable; payable in monthly installments
of $8,333 through July 1999; cross collateralized with the
revolving credit note above                                           317

Promissory note with interest at prime; payable in varying
monthly principal installments, not exceeding $30,000, through
August 1996; collateralized by a second security interest in all
inventory and receivables of the glass company                         78

Promissory note with no stated interest rate; payable in monthly
installments of $9,444 through December 1996                           76

Other                                                                  84
                                                                 ---------
Total notes payable and short-term borrowings                       1,856

Less current portion                                               (1,595)
                                                                 ----------
Long-term portion of notes payable                               $    261
                                                                 ==========

                                                                   PAGE 11
                                       NBI, INC.
                 SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 9 - Private Placement Stock Offering
- -----------------------------------------

The Company issued 1,500,000 unregistered shares of its common stock from shares held in treasury through a private placement stock offering during the quarter ended March 31, 1996. The offering resulted in net proceeds of $1,047,000 used by the Company first to pay obligations due to the IRS during the third quarter of fiscal 1996 and then for operating capital for the Company. Holders of at least 50% of the shares issued have the right to demand registration of the shares after December 1, 1996. Holders also have the right to have their shares registered at any time the Company registers shares for it's own purpose until December 31, 1999.

Note 10 - Segment Information
- -----------------------------

Due to its acquisitions during the first quarter of fiscal 1996, the Company now has operations in two additional industries, hotel operations and glass manufacturing. Previously, the Company operated primarily in the computer sales and services industry. The Company has no revenues from affiliated customers in fiscal 1996 or 1995.

On April 28, 1995, NBI, Ltd., a wholly-owned international subsidiary of NBI, Inc., completed a sale of its certain assets, including its customer base. Under the terms of the sale agreement, NBI, Ltd. retained certain assets and liabilities. Therefore, the Company has no revenues from foreign operations in fiscal 1996, but does have identifiable assets from its foreign subsidiary at March 31, 1996. NBI, Ltd. is managing the disposition of these assets and liabilities until such time as it can complete an orderly disposition of this entity. Because the liabilities of the subsidiary exceeded its assets, the subsidiary filed for a voluntary liquidation during the third quarter of fiscal 1996.


                                  Three Months Ended   Nine Months Ended
                                       March 31,           March 31,
                                     1996     1995      1996      1995
Revenue from operations:

   Glass manufacturing . . . .     $ 2,185   $   --    $ 7,052    $   --
                                   =======   =======   =======    =======

   Hotel operations. . . . . .     $   415   $   --    $ 1,272    $   --
                                   =======   =======   =======    =======

   Computer sales and service -
     foreign operations. . . .     $   --    $  608    $   --     $ 1,553
                                   =======   =======   =======    =======

   Computer sales and service and other -
      domestic operations. . .     $   269   $  179    $   805    $   990
                                   =======   =======   =======    =======

Operating income (loss):

   Glass manufacturing . . . .     $   220   $   --    $ 1,065    $   --
                                   =======   =======   =======    =======

   Hotel operations. . . . . .     $     5   $   --    $    96    $   --
                                   =======   =======   =======    =======

   Computer sales and service -
      foreign operations . . .     $   --    $ (212)   $    (3)   $  (517)
                                   =======   =======   ========   ========

   Computer sales and service and other -
     domestic operations . . .     $  (109)  $ (181)   $  (295)   $  (604)
                                   ========  ========  ========   ========

                                NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


                                                    March 31,   June 30,
                                                      1996        1995

Identifiable assets:

   Glass manufacturing . . . . . . . . . . . .      $ 6,394      $  --
                                                    =======      ======

   Hotel operations. . . . . . . . . . . . .        $ 2,104      $  --
                                                    =======      ======

   Computer sales and service - foreign
     operations. . . . . . . . . . . . . . .        $    98      $  264
                                                    =======      ======

   Computer sales and service and other -
     domestic operations . . . . . . . . . .        $   726      $  779
                                                    =======      ======

                                 NBI, INC.
                   Management's Discussion and Analysis
              of Financial Condition and Results of Operations
                      Third Quarter, Fiscal Year 1996


Results of Operations

Revenues for the third quarter of fiscal year 1996 increased $2.1 million, or 264.6%, to $2.9 million from $787,000 in the third quarter of the prior fiscal year. Year-to-date, revenues totaled $9.1 million for the nine months ended March 31, 1996, an increase of $6.6 million, or 259.0%, compared to revenues of $2.5 million for the same period of fiscal 1995.

Sales revenue of $2.4 million for the quarter ended March 31, 1996 increased $1.9 million from the same period of the prior fiscal year. For the nine months ended March 31, 1996, sales revenue totaled $7.6 million, an increase of $5.9 million as compared to the same period in fiscal 1995. The increase in sales revenue was primarily related to the L.E. Smith Glass Company acquired effective August 1, 1995, which generated $2.2 million and $7.1 million of sales revenue during the three and nine months ended March 31, 1996, respectively. However, this improvement was partially offset by a decrease due to the absence of sales revenue from the Company's international operation which was sold in fiscal 1995.

Service and rental revenue increased $195,000 to $517,000, and $670,000 to $1.5 million for the three and nine months ended March 31, 1996, respectively, as compared to the same periods in fiscal 1995. The increased revenues resulted primarily from the inclusion of $415,000 and $1.3 million of revenues during the three and nine months ended March 31, 1996, respectively, from the Belle Vernon Holiday Inn, acquired on August 4, 1995. This increase was partially offset by a decline caused by the absence of international services revenues in fiscal 1996.

Total revenues are expected to increase significantly for the three months ended June 30, 1996, as compared to the same period in the prior fiscal year, due to the Company's fiscal 1996 acquisitions. Additionally, revenues for the fourth quarter of fiscal 1996 are expected to increase moderately compared to the third quarter of fiscal 1996, due to an expected increase in revenues from the new businesses, as seasonal variations cause the third fiscal quarter to be the lowest revenue quarter for these businesses.

Cost of sales, service and rental was $2.2 million, or 75.7% of total revenue, and $6.7 million, or 73.6% of total revenue, for the three and nine months ended March 31, 1996, respectively. Comparable figures for the same periods in fiscal 1995 were $581,000 and $1.9 million, or 73.8% and 73.4% of total revenues, respectively.

Cost of sales as a percentage of sales revenue for the three and nine months ended March 31, 1996 was 73.8% and 72.3%, respectively, compared to 78.9% and 72.4% for the same periods in fiscal 1995. The related improved gross margin resulted primarily from the inclusion of sales from the L. E. Smith Glass Company at a higher gross margin rate than experienced for total sales in the same periods of the prior fiscal year.

Cost of service as a percentage of service and rental revenue was 84.3% and 79.9% for the three and nine months ended March 31, 1996, respectively, compared to 66.5% and 75.4% for the same periods in the prior fiscal year, respectively. The related decline in gross margin rate was primarily due to the absence of international services revenues at a higher gross margin rate.

Cost of sales, service and rental as a percentage of total revenue in the fourth quarter of fiscal 1996 is expected to be significantly lower than in the fourth quarter of fiscal 1995, due to variances in the revenue mix. In addition, cost of sales, service and rental as a percentage of total revenue is expected to be slightly lower in the fourth quarter of fiscal 1996, as compared to the third quarter of fiscal 1996, primarily due to higher anticipated revenue volumes.

                                  NBI, INC.
                    Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                 Third Quarter, Fiscal Year 1996 - Continued

The Company had no product development and engineering expenses for the three and nine months ended March 31, 1996, compared to expenses of $65,000 and $227,000, respectively, for the same periods of the prior fiscal year, because the Company discontinued all software development activity as of June 30, 1995.

Marketing, general and administrative expenses totaled $739,000 and $714,000 for the three months ended March 31, 1996 and 1995, respectively. The increase in expenses related to the inclusion of the glass manufacturing and hotel operations were significantly offset by the absence of expenses from the Company's international operation during the quarter. Year-to-date, marketing, general and administrative expenses totaled $2.1 million for the nine months ended March 31, 1996, a decrease of $177,000 compared to expenses of $2.2 million for the same period of fiscal 1995. Significant savings resulting from the absence of expenses from the Company's international operation in fiscal 1996 and various expense control measures implemented during fiscal 1995, exceeded the increase in expenses resulting from the inclusion of eight months of marketing, general and administrative expenses related to the glass manufacturing and hotel businesses acquired in August 1995.

Marketing, general and administrative expenses are expected to increase significantly for the three months ended June 30, 1996, as compared to the same period in the prior fiscal year, as expenses from the Company's fiscal 1996 acquisitions are expected to exceed savings resulting from the absence of expenses associated with its international subsidiary. Marketing, general and administrative expenses are also expected to increase moderately for the fourth quarter of fiscal 1996, compared to the third quarter of fiscal 1996, primarily due to increased sales activity.

Interest income totaled $7,000 and $22,000 for the three and nine months ended March 31, 1996 respectively, compared to $36,000 and $154,000 for the three and nine months ended March 31, 1995. The decrease was primarily related to a lower level of average outstanding cash and investments during fiscal 1996, as well as variances in the mix of debt and equity securities held by the Company.

The Company recorded a net loss on investments totaling $477,000 in the third quarter of fiscal 1996, compared to a net gain of $355,000 for the three months ended March 31, 1995. The variance was primarily related to an unrealized loss of $411,000 recorded for the three months ended March 31, 1996, compared to an unrealized gain of $299,000 included in the third quarter of fiscal 1995. For the nine months ended March 31, 1996, the Company recorded a net gain on investments of $203,000, compared to a net loss on investments of $198,000 recorded in the same period of the prior fiscal year. During the nine months ended March 31, 1996, the Company sold a majority of its trading securities and recorded a net realized gain on the sale of investments of $535,000. However, this was partially offset by an unrealized loss on investments of $332,000 recorded during the same period. This compares to a net realized loss on the sale of investments of $194,000 and a net unrealized loss on investments of $4,000 recorded in the same period of the prior fiscal year.

An income tax benefit totaling $217,000, net of state income tax provisions, was recorded for the quarter ended March 31, 1996.
The Company recorded income tax provisions of $114,000 for the nine months ended March 31, 1996 based upon book income. Included in the tax provisions for the nine months ended March 31, 1966, was $11,000 of non-cash charges for the utilization of the Company's pre-reorganization net operating loses. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating loss carryforwards are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value.

A charge of $271,000 for the cumulative effect of an accounting change was recorded during the nine months ended March 31, 1995. This related to the Company's adoption of Financial Accounting Standards Board Statement No. 112, "Employers' Accounting For Postemployment Benefits".

                                                                PAGE 15
                                  NBI, INC.
                    Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                 Third Quarter, Fiscal Year 1996 - Continued

The Company reported a net loss of $433,000 for the third quarter of fiscal 1996 compared to a net loss of $358,000 for the third quarter of fiscal 1995. For the nine months ended March 31, 1996, the Company had net income of $24,000, compared to a net loss of $2.7 million recorded during the same period in the prior fiscal year.

Financial Condition, Liquidity and Capital Resources

The Company's total assets increased $2.4 million from $7.6 million at June 30, 1995, to $10.0 million at March 31, 1996.
The increase was primarily related to the two business acquisitions completed by the Company in August 1995. Working capital decreased $2.9 million from $4.5 million at June 30, 1995, to $1.6 million at March 31, 1996. The decline was primarily related to cash and marketable securities used to fund the business acquisitions and is offset by a significant increase in property, plant and equipment arising from the acquisitions. Total stockholders' equity increased $1.1 million from a deficit of $854,000 at June 30, 1995 to equity of $231,000 at March 31,
1996, primarily due to a private placement stock offering of 1.5 million shares completed during the third quarter of fiscal 1996 raising $1.0 million. Management anticipates that working capital needs for the next year will be met by currently available working capital and internally generated funds. During the next year, the Company expects to perform renovations on the Belle Vernon Holiday Inn which are anticipated to cost at least $1.0 million. The Company plans on funding these renovations by obtaining a mortgage on the property.

                                                                     PAGE 16
                                 NBI, INC.
                        Part II - Other Information



Item 6 Exhibits and Reports on Form 8-K
- ---------------------------------------

    (a)  Exhibits

       27. Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               NBI, INC.




   May 8, 1996                      By:   /s/ Marjorie A. Cogan
   -----------                      ---------------------------------
     (Date)                                 Marjorie A. Cogan
                                       As a duly authorized officer
                                     Corporate Controller, Secretary
                                 (Principal Financial and Accounting Officer)