Form 10KSB
period 1996-06-30
NBI INC
filed 1996-09-30
CIK 313518

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                FORM 10 - KSB

[  X  ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934
                     For Fiscal Year Ended June 30, 1996

                                      OR

[      ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
                     For the transition period from to

                            Commission File Number
                                   0 - 9403


                                  NBI, INC.

State  of  Incorporation          IRS  Employer  I.D.  Number
     Delaware                      84  -  0645110

                       1880 Industrial Circle, Suite F
                          Longmont, Colorado   80501
                                (303) 684-2700


Securities  registered  pursuant                   Name  of  each  exchange
to  section  12(b)  of  the  Act:    None          on  which  registered:  N/A

Securities  registered  pursuant  to Section 12(g) of the Act:    Common Stock
($.01  par  value)

Check  whether  the  issuer  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        [ X ]    YES              [    ]    NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.    [X]

Revenues  for  the  year  ended  June  30,  1996,  are  $11,767,000.

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $4,692,000 as of market close on September 10, 1996.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ X ] YES [ ] NO

Common stock ($.01 Par Value) 7,997,234 shares outstanding as of September 13, 1996.

Documents  incorporated  by  reference:   Part III-The Registrant's definitive
Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year.

                                   PART  I


ITEM  1.    BUSINESS

DOMESTIC  OPERATIONS

NBI was incorporated in 1973 to develop and market a proprietary word processing system. The Company was the first to introduce a software-based word processing system and within a few years became known as a leading provider of dedicated word processing and office automation systems. Because of the declining interest in purchasing entire system solutions, it was necessary to restructure the Company in October, 1989 and shift its focus from manufacturing to customer service and support and into development and marketing of word processing software products for personal computers. On August 7, 1992, NBI sold its domestic customer service and support division. As of June 30, 1995, the Company discontinued all software development activities.

In 1990, NBI formed its domestic systems integration division to transition the existing customer base from its proprietary hardware platforms to today's open platforms. Because of the low margins, intense competition and long sales cycle, NBI closed this business on June 15, 1994.

Late in fiscal 1994, NBI acquired its AlphaNet division which is a network infrastructure business located in southern Ohio. AlphaNet's market focus is on the physical cable layer of networks, including utilization of fiberoptic technology. In August 1996, NBI decided to dispose of its AlphaNet division. The Company is currently in negotiation with a third party regarding the sale of certain assets and the assumption of certain liabilities of this operation.

With the decision to dispose of its AlphaNet division the Company has discontinued all of its operations in the computer industry segment. Therefore, it has separately reported the losses from this segment, consisting of losses from its AlphaNet division, its international subsidiary, NBI, Ltd., and its software development activities, as discontinued operations for the years ended June 30, 1996 and 1995.

Effective January 1, 1995, the Company acquired a majority interest in a small children's paint and novelty toy manufacturer, Krazy Colors, Inc. located in Las Vegas, Nevada, which manufacturers roll-on and dot-on paints for children, as well as bulk tempera paints. Krazy Colors, Inc. distributes its products primarily through national retail chains and toy distributors. Krazy Colors, Inc. is subject to a royalty agreement which provides for royalty payments
based  upon  gross  margin  performance.    (See  also  Notes  13  and  17  to
Consolidated  Financial  Statements).

On August 4, 1995, NBI, Inc. acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation. The Belle Vernon Motel Corporation owns and operates an 81 room full service Holiday Inn in Southwestern Pennsylvania, (the "Belle Vernon Holiday Inn"). The Company received approval as an authorized Holiday Inn franchisee prior to the purchase transaction and is licensed under a license agreement with Holiday Inns Franchising, Inc. which expires in August 2005. The property and equipment acquired continues to be operated as a Holiday Inn Hotel. During fiscal 1996, the Company changed the name of the Belle Vernon Motel Corporation to NBI Properties, Inc.

On August 14, 1995, American Glass Inc., a wholly-owned subsidiary of NBI, Inc., closed on its purchase of a majority of the assets, including the name, of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania, pursuant to an asset purchase and sale agreement, with the effective date being the close of business on July 31, 1995. L.E. Smith Glass Company is a manufacturer of handmade fine glass giftware and lighting fixtures and has been in business since 1907. The property, plant and equipment acquired continues to be used in the manufacture of handmade fine glass giftware and lighting fixtures. The company sells its products through in-house sales managers and manufacturer's representatives. The giftware products are sold primarily to traditional and specialty retailers, manufacturers/wholesalers and the food service market. The lighting fixture products are sold to manufacturers and retailers.

INTERNATIONAL  OPERATIONS

NBI, Ltd. is a wholly-owned subsidiary of NBI, Inc. that sold integrated document management solutions, workflow and COLD (Computer Output to Laser
Disk) to central and local government departments and commercial organizations throughout the United Kingdom. Due to continuing losses incurred by the subsidiary, NBI, Inc. decided to sell the operation in fiscal 1995.

On April 28, 1995, NBI, Ltd. completed a sale of certain assets of the company, including its customer base. Under the terms of this agreement, NBI, Ltd. retained certain assets and liabilities. NBI, Ltd. is currently in voluntary liquidation which the Company expects to be completed within the next year. The losses from this computer industry segment operation for the years ended June 30, 1996 and 1995, have been included in the loss from discontinued operations.

COMPETITION

Krazy Colors, Inc.: The company's primary competitors are children's finger paint, paint and crayon manufacturers. Krazy Colors' competitive advantage for
the roll-on and dot-on paints is a  unique   bottle  design  that  allows
children  to use non-toxic, washable  paint  with  little  cleanup.

Belle  Vernon  Holiday  Inn:    The hotel has limited competition from other
full-service hotels in a relatively wide-spread area. However, it does compete with several limited-service hotels in the wide-spread area including three new hotels which have opened approximately 300 new rooms during the past fiscal year. The local market includes several non-competitive motels in a different class as to price and amenities.

L.E. Smith Glass Company: The glass company's main competition in giftware is from imports, primarily from Europe, South America and the Orient. Most of the competitive glass from overseas is twenty-four percent leaded crystal, even though L.E. Smith Glass Company's giftware is unleaded crystal, because foreign manufacturers are able to produce leaded glass less expensively due to significantly less environmental restrictions and labor costs. The main competition for the glass lighting fixtures is also imports from Europe, South America and the Orient. There are also a few domestic companies that have competing products to certain portions of L.E. Smith Glass Company's giftware and lighting fixtures product lines. L.E. Smith Glass Company is able to compete with other domestic and foreign glass companies primarily for the following reasons. The company is one of only a few hand pressed glass manufacturers remaining in the United States. They produce a large variety of unique designs using twelve different colors of glass and they have a solid reputation for their quality and reliability. In addition, they are price competitive with other domestic manufacturers. The Company can compete with foreign competitors because it has the flexibility to meet shorter lead times without the restrictive minimum quantities required by most foreign manufacturers.

SIGNIFICANT  CUSTOMERS  AND  SUPPLIERS

The Company had no significant customers in fiscal 1995. However, the L.E. Smith Glass Company currently has one significant customer, a specialty retailer whose market is the "home-party" business. Sales to this customer totaled approximately 26% of NBI's consolidated revenues in fiscal 1996. The loss of this customer's business would have a material adverse effect on NBI; however, L.E. Smith Glass Company is continually focusing its sales efforts on expanding its customer base to lessen the impact this customer has on its
business.    In  addition,  the  Company's  management  believes  that  its relationship with this customer will continue into the foreseeable future, due in part to the large number of different items this customer purchases from L.E. Smith.

The Company had no significant suppliers in fiscal 1995. However, the glass manufacturer, acquired in fiscal 1996, purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on comparable terms.

SEASONAL  VARIATIONS  OF  BUSINESSES

All of the Company's ongoing operations typically have their strongest revenue performance during the first fiscal quarter due to seasonal variations in these businesses. Generally, the second and fourth fiscal quarters' revenues from these operations are moderately lower than in the first quarter, while the third fiscal quarter's revenue is usually significantly lower than the other quarters.

PRODUCT  DEVELOPMENT  AND  ENGINEERING

In fiscal 1994, NBI began research and development work on a new software product which was completed in fiscal 1995. However, as of June 30, 1995, the Company discontinued all software development activities within its computer
industry segment.    For the year ended June 30, 1995, the Company had
expenditures for product development and engineering of $278,000 which has been included in the loss from discontinued operations.

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

 EMPLOYEES

The Company currently employs a total of 241 employees including 189 full-time employees. Currently, 142 of the total employees are covered by collective bargaining agreements, including 107 employees of the glass manufacturing company who are covered by a collective bargaining agreement which expires on September 1, 1998 and 35 employees of the hotel who are covered by a collective bargaining agreement which expires on November 7, 1998.


ITEM  2.    PROPERTIES

NBI leases approximately 6,400 square feet of office space for administrative personnel at its corporate headquarters in Longmont, Colorado. This lease
expires  in  October  1997.    The  Company  leases  4,000  square  feet  of
office/warehouse space in Ohio for its AlphaNet division under a lease expiring in March 1998. The Company also leases approximately 4,900 square feet of warehouse space in Las Vegas, Nevada for its Krazy Colors, Inc. manufacturing operation including 1,900 square feet under a lease expiring in July 1997 and another 3,000 square feet under a month-to-month lease. The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative or additional suitable facilities should its requirements change.

The Company's international subsidiary has outstanding commitments under an office lease for 7,540 square feet of office space in Slough in the United Kingdom under a lease that expires in March 1998. However, NBI, Inc. has no liability for this subsidiary's leases.

The Company acquired the building and improvements of the Belle Vernon Holiday Inn Hotel in Southwestern Pennsylvania as a result of its business acquisition on August 4, 1995. The building is approximately 21,000 square feet and sits on approximately 5.8 acres of land which is leased under an acquired land lease expiring in 2026 with an option to extend the lease for an additional twenty-five year term.

In connection with its franchise agreement, the Company's hotel operation has committed to completion of approximately $1,000,000 in renovations to the hotel during fiscal 1997. The Company is currently pursuing attainment of a first mortgage on the property to cover these renovations.

Effective August 1, 1995, the Company acquired the land and buildings held by the L.E. Smith Glass Company, including a total of approximately 194,000 square feet of manufacturing, warehousing and office space on approximately
11.1  acres  of  land  in  Mount  Pleasant,  Pennsylvania.

During fiscal 1996, the Company entered into a contract granting it the option to purchase approximately 88 acres of undeveloped land in southwestern Pennsylvania for $1.0 million. The Company is considering purchasing the land for the purpose of retail or commercial development.



                          ITEM 3.  LEGAL PROCEEDINGS

                                    None.

        ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None.

                                   PART  II

ITEM  5.    MARKET  FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

STOCK PROFILE: At June 30, 1996, there were 7,997,234 common shares of $.01 par value common stock outstanding, of which 1,500,000 shares are unregistered. In March 1996, the Company issued 1,500,000 unregistered shares of its common stock from shares held in treasury through a private placement stock offering. Holders of at least 50% of the shares issued have the right to demand registration of the shares after December 1, 1996. Holders also have the right to have their shares registered at any time the Company registers shares for its own purpose until December 31, 1999.

To date, no dividends have been paid on the $.01 par value common stock and it is anticipated that future earnings will be retained for operating purposes.

COMMON STOCK ACTIVITY: On December 7, 1994, the Company's common stock was delisted from the Pacific Stock Exchange due to its inability to meet certain minimum stockholders' equity requirements. The Company's common stock is now traded over-the-counter under the symbol NBII. The following table sets forth the high and low sales prices for the common stock for the fiscal periods specified. The quotations of the Company's common stock reflect inter-dealer prices, without any retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.







Fiscal 1996     High    Low
- --------------  ------  ------

First Quarter   $1 1/2  $  1/4
Second Quarter   1 1/8     7/8
Third Quarter    15/16   25/32
Fourth Quarter   31/32   11/16

Fiscal 1995     High    Low
- --------------  ------  ------

First Quarter      3/8     1/8
Second Quarter     3/8    1/16
Third Quarter     3/16    1/25
Fourth Quarter    7/32    3/32




The  approximate  number  of  stockholders  of  the  Company  was  2,830 as of
September  20,  1996.    This  includes  shares  held  in  nominee or "street"
accounts.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  statements in this discussion contain both historical and forward-looking
statements.    The  forward-looking  statements  are  based  upon  current expectations and the actual results could differ materially from those anticipated. Factors that may affect such forward-looking statements include, among others, competitive factors and pricing pressures, loss of significant customers, availability of raw materials, labor disputes, investment results, ability to comply with franchise agreements, ability to obtain financing, inflation and general economic conditions.

RESULTS  OF  OPERATIONS  1996  -  1995  COMPARISON

The Company reported net income of $88,000 in fiscal 1996, compared to a net loss of $483,000 in fiscal 1995. The improved performance resulted primarily from  a  significant  improvement  in  operating  income  resulting  from  the
Company's business acquisitions in August 1995, as well as a significant decline in the loss from discontinued operations in fiscal 1996 mainly due to the absence of losses from its international operation and software
development activities.    However,  these  improvements  were  partially
offset by a significant decline in the net gain on investments during fiscal 1996. This occurred primarily due to the absence in fiscal 1996 of a substantial unrealized gain related to one security position, as well as a significantly lower average level of investments held during fiscal 1996 resulting from the use of a significant portion of the Company's cash and marketable securities held at June 30, 1995 for the acquisitions.

Sales revenues from continuing operations of $10.0 million for the year ended June 30, 1996 reflected an increase of $9.9 million as compared to fiscal 1995. The increase in sales revenue was primarily attributable to the L.E. Smith Glass Company, acquired effective August 1, 1995, which generated $9.5 million of sales revenue during fiscal 1996. In addition, sales revenues from Krazy Colors, Inc., acquired effective January 1, 1995, increased $357,000 due to increased sales activity, as well as the inclusion of a full year of sales revenues during fiscal 1996.

Service and rental revenues from continuing operations totaled $1.8 million for the year ended June 30, 1996, and consisted primarily of room rental and food service revenues from the Company's Belle Vernon Holiday Inn acquired on August 4, 1995. There were no service and rental revenues from continuing operations for fiscal 1995.

Total revenues from continuing operations are expected to increase moderately in fiscal 1997 as compared to fiscal 1996, primarily due to the inclusion of a full year of revenues from the L.E. Smith Glass Company and Belle Vernon Holiday Inn in fiscal 1997.

Cost of sales as a percentage of sales revenues for the years ended June 30, 1996 and 1995 was 71.9% and 82.6%, respectively. The improved gross margin resulted primarily from the inclusion of sales from the L.E. Smith Glass Company at a higher gross margin rate than experienced for total sales in fiscal 1995. In addition, the Company experienced an improvement in the gross margin of sales from Krazy Colors, Inc. in fiscal 1996, due to the higher revenue volume.

Cost of service and rental as a percentage of related revenue was 70.9% for fiscal year 1996 and was entirely related to the Belle Vernon Holiday Inn operation.

Total cost of sales, service and rentals as a percentage of total revenues was 71.8% in fiscal 1996 and is expected to remain relatively constant in fiscal 1997.

Marketing, general and administrative expenses totaled $2.7 million for the year ended June 30, 1996, compared to $919,000 for the previous fiscal year. The increase resulted from the inclusion of eleven months of marketing, general and administrative expenses related to the glass manufacturing and
hotel  businesses  acquired  in  August  1995.    In  addition,  the  Company
experienced an increase in marketing, general and administrative expenses, in fiscal 1996 compared to fiscal year 1995, resulting from the inclusion of a full year of expenses from the children's paint and novelty toy business;
however, this increase was offset by savings realized in general corporate expenses due to expense reduction efforts. Included in marketing, general and administrative expenses incurred in fiscal 1996 was payroll and related expenses of $1.2 million, commissions to outside sales representatives of $315,000 and legal, accounting, hotel management and other professional fees totaling $207,000.

Total marketing, general and administrative expenses are expected to increase moderately in fiscal 1997, compared to fiscal 1996, due to the inclusion of a full year of marketing, general and administrative expenses related to the L.E. Smith Glass Company and the Belle Vernon Holiday Inn operations.

Interest income totaling $28,000 for the fiscal year ended June 30, 1996, reflected a decrease of $155,000 compared to the year ended June 30, 1995. The decrease in interest income was primarily due to a lower level of average cash and investments held during the current year, as well as variances in the mix of debt and equity securities held.

The Company recorded a net gain on investments of $354,000 in fiscal 1996, compared to a net gain on investments of $2.2 million for fiscal 1995. For the year ended June 30, 1996, the Company recorded a net realized gain on investments of $663,000 and a net unrealized loss on investments of $309,000. This compares to a net realized loss on investments of $399,000 and a net unrealized gain on investments of $2.6 million recorded in fiscal 1995. The decline in the net gain on investments in fiscal 1996 as compared to fiscal 1995 resulted primarily from the absence in fiscal 1996 of a substantial unrealized gain related to one security position, as well as a significantly lower average level of investments held during fiscal 1996. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase.

Interest expense totaling $655,000 for the year ended June 30, 1996 reflected a decrease of $86,000 from the prior fiscal year. Savings of $242,000, resulting primarily from both a lower average outstanding balance and a reduced interest rate on the IRS debt as well as lower average outstanding corporate short-term borrowings, was significantly offset by inclusion of $156,000 of interest expense related to debt assumed in conjunction with the acquisition of the L.E. Smith Glass Company.

The Company recorded income tax provisions from continuing operations of $172,000 for the year ended June 30, 1996, including $130,000 of state income tax provisions, primarily related to the Company's Pennsylvania operations, based upon book income from continuing operations. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S.
Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating loss carryforwards are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No income tax benefit was recorded in fiscal 1995, as there was a net loss for both federal and state purposes which was offset by an increase in the Company's deferred tax asset valuation allowance.

DISCONTINUED  OPERATIONS

During April 1995, NBI, Ltd., the Company's international operation, completed a sale of certain of its assets including its customer base. NBI, Ltd. is currently in voluntary liquidation which the Company expects to be completed within the next year. As of June 30, 1995, NBI, Inc. discontinued all software development activities. Then on August 27, 1996, the Company decided to dispose of its AlphaNet division. The Company is currently in negotiation with a third party regarding the sale of certain assets and the assumption of certain liabilities of this operation.

With the decision to dispose of its AlphaNet division, the Company has discontinued all of its operations in the computer industry segment. Therefore, it has separately reported the losses from this segment as discontinued operations for the years ended June 30, 1996 and 1995. The Company has estimated the net realizable value of the discontinued operations, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the expected disposal date, and expects a moderate overall gain from the sale or disposal of the discontinued
operations.    Such  gain  will  be  recognized  when  it  is  realized.

At June 30, 1996, the net current and long-term assets from discontinued operations consist primarily of cash and accounts receivable net of accounts payable and accrued liabilities.

The Company incurred a net loss from discontinued operations in fiscal 1996 of $137,000 compared to a net loss of $997,000 in fiscal 1995. The reduced loss in fiscal 1996 resulted primarily from the absence of fiscal 1995 losses of $328,000 and $249,000 from its international operation and software
development  activities,  respectively.    The  net  loss  from  discontinued
operations in fiscal 1996 was net of an income tax benefit of $68,000. No income tax benefit related to discontinued operations was recorded in fiscal 1995 due to the Company's consolidated net loss position. Revenues from the discontinued operations totaled $776,000 and $2,735,000 for the years ended June 30, 1996 and 1995, respectively.

FINANCIAL  CONDITION

Total current assets of the Company decreased $1.9 million, or 26.4%, during fiscal year 1996 from $7.2 million at June 30, 1995 to $5.3 million at June 30, 1996. The decline in current assets was primarily related to cash and trading securities used to fund the business acquisitions completed by the Company in August 1995, which were in excess of current assets acquired, and by the reclassification of current liabilities from the discontinued operations to net current assets of discontinued operations at June 30, 1996. Total assets of $10.2 million at June 30, 1996 reflected an increase of $2.6 million from June 30, 1995, and was primarily related to the business acquisitions, partially offset by a decline resulting from the reclassification of liabilities from the discontinued operations to net current and long-term assets of discontinued operations at June 30, 1996.

Current liabilities increased $1.1 million to $3.8 million at June 30, 1996, primarily due to current liabilities assumed as a part of the business acquisitions, significantly offset by reductions caused by debt service and payment of income tax liabilities during fiscal 1996 and the reclassification of current liabilities from discontinued operations to net current assets from discontinued operations at June 30, 1996.

Stockholders' equity of $300,000 at June 30, 1996 increased $1.2 million compared to a deficit of $854,000 at June 30, 1995, primarily reflecting net proceeds of $1.0 million received from a private placement offering completed during fiscal 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents decreased $1.1 million during fiscal 1996. The decrease occurred primarily because the cash used for business acquisitions of $3.5 million, fixed asset purchases of $636,000, net payment of debt service of $1.3 million and payment of income tax liabilities of $897,000 exceeded the cash generated from a reduction in trading securities and a private placement offering of $4.0 million and $1.0 million, respectively.

The Company had working capital of $1.5 million at June 30, 1996, a decrease of $3.0 million from $4.5 million at June 30, 1995. The reduction in working capital was primarily related to cash and trading securities used to fund the business acquisitions in fiscal 1996.

The Company's hotel operation has committed to completion of approximately $1,000,000 in renovations to the hotel during fiscal 1997. The Company is currently pursuing attainment of a first mortgage on the property to cover these renovations. The Company's hotel franchise agreement generally requires compliance with certain terms and conditions which are subject to review by Holiday Inn. Under this agreement, the Company has been notified of its noncompliance with the agreed upon timetable related to the planned renovations. The outcome of such noncompliance presently cannot be determined and no provision for any liability that may result has been made in the financial statements.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at June 30, 1996, internally generated funds and short-term borrowings under an existing line of credit.

The entire outstanding principal balance on the IRS debt of $5,278,000 at June 30, 1996 is due in full on October 1, 1997. In order to pay such amount, the Company will need to obtain additional debt or equity financing. There can be no assurances that the Company will be able to obtain such financing or that if it is able to obtain such financing, that it will be on favorable terms.

TAX  LOSS  CARRYFORWARDS

As discussed in Note 7 to the accompanying consolidated financial statements, the Company has approximately $61 million of tax loss carryforwards. A valuation allowance of $23 million has been established for the net deferred tax assets arising from the tax loss carryforwards because, in the Company's assessment, it is more likely than not that the net deferred tax assets will not be realized. See also Note 9 to the Consolidated Financial Statements.


ADOPTION  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount. The adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted; however, it does not expect any impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

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

ITEM  7.    CONSOLIDATED  FINANCIAL  STATEMENTS



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors  and  Stockholders  of  NBI,  Inc.



We have audited the accompanying consolidated balance sheet of NBI, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBI, Inc. and subsidiaries at June 30, 1996, and the results of their operations and their cash flows for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.





                    BDO  Seidman,  LLP





Denver,  Colorado
August  21,  1996,  except  for  Note  3  which  is
   as  of  August  27,  1996

                                  NBI, INC.
                          CONSOLIDATED BALANCE SHEET
                                June 30, 1996
                  (Amounts in thousands, except share data)











ASSETS
- ------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                                          $   782
 Accounts receivable, less allowance for doubtful accounts of $83     1,300
 Inventories                                                          2,317
 Net current assets of discontinued operations                           31
 Other current assets                                                   878
                                                                    --------
 Total current assets                                                 5,308

Property, plant and equipment, net                                    4,558
Net long-term assets of discontinued operations                          14
Other assets                                                            315
                                                                    --------
                                                                    $10,195
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable         $ 1,454
 Obligation for short-sale transactions                                 493
 Accounts payable                                                       952
 Accrued liabilities                                                    945
                                                                    --------
 Total current liabilities                                            3,844
 Long-term liabilities:
 Income taxes payable                                                 5,362
 Notes payable                                                          224
 Deferred income taxes                                                  251
 Postemployment disability benefits                                     214
                                                                    --------
 Total liabilities                                                    9,895
                                                                    --------

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value (20,000,000 shares
   authorized; 10,001,270 shares issued)                                100
 Capital in excess of par value                                       6,181
 Accumulated deficit                                                 (5,429)
 Foreign currency translation adjustment                                316
                                                                    --------
                                                                      1,168
 Less treasury stock, at cost (2,004,036 shares)                       (868)
                                                                    --------
 Total stockholders' equity                                             300
                                                                    --------
                                                                    $10,195
                                                                    ========


         See accompanying notes to consolidated financial statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years Ended June 30, 1996 and 1995
                 (Amounts in thousands, except per share data)




                                                       1996     1995



Revenues:
Sales                                                  $9,972   $   115
Service and rental                                      1,795        --
                                                       -------  --------
                                                       11,767       115
Costs and expenses:
Cost of sales                                           7,172        95
Cost of service and rental                              1,273        --
Marketing, general and administrative                   2,702       919
                                                       -------  --------
                                                       11,147     1,014
                                                       -------- --------
Income (loss) from operations                             620      (899)
                                                       -------  --------

Other income (expense):
Interest income                                            28       183
Net gain on investments                                   354     2,210
Other income                                               50        32
Interest expense                                         (655)     (741)
                                                       -------  --------
                                                         (223)    1,684
                                                       -------- --------

Income from continuing operations before provision
for income taxes and cumulative effect of change
in accounting method                                      397       785
Provision for income taxes                               (172)       --
                                                       -------  --------

Income from continuing operations before cumulative
effect of change in accounting method                     225       785
Loss from discontinued operations, net of income tax
benefit of $68 in 1996 and $0 in 1995                    (137)     (997)
Cumulative effect of change in accounting method           --      (271)
                                                       -------  --------
Net income (loss)                                      $   88   $  (483)
                                                       =======  ========


Income (loss) per common share:
Income from continuing operations before cumulative
   effect of change in accounting method                  .03       .12
Loss from discontinued operations                        (.02)     (.15)
Cumulative effect of change in accounting method           --      (.04)
                                                       -------  --------
Net income (loss)                                      $  .01   $  (.07)
                                                       =======  ========

Weighted average number of common and
common equivalent shares outstanding                    6,923     6,743
                                                       =======  ========






         See accompanying notes to consolidated financial statements.

                                  NBI, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      Years Ended June 30, 1996 and 1995
                  (Amounts in thousands, except share data)









                                        Common                           Foreign
                             Number of  Stock    Capital in              Currency
                              Common  (Par Value Excess of Accumulated Translation Treasury
                              Shares    $.01)    Par Value   Deficit    Adjustment  Stock    Total


Balance July 1, 1994          10,001,270  $100    $5,769    $(5,034)     $304      $(1,400)  $ (261)

Foreign currency translation
  adjustment                          --    --        --         --         7           --        7
Treasury stock purchases              --    --        --         --        --         (117)    (117)
Net loss for the year
  ended June 30, 1995                 --    --        --       (483)       --           --     (483)
                              ----------   ----   -------   --------      ----      --------  -------

Balance June 30, 1995         10,001,270   100     5,769     (5,517)      311       (1,517)    (854)


Foreign currency translation
  adjustment                          --    --        --        --          5           --        5

Proceeds from private
  placement, net of
  offering costs                      --    --       398        --         --          649    1,047

Other                                 --    --        14        --         --           --       14

Net income for the year
  ended June 30, 1996                 --    --        --        88         --           --       88
                              ----------  -----   -------  --------      -----      -------  -------

Balance June 30, 1996         10,001,270  $100    $6,181   $(5,429)      $316      $  (868)  $  300
                              ==========  =====   =======  ========      =====      ========  =======



















               See accompanying notes to consolidated financial statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in Thousands)



                                                              Year  Ended
                                                                June  30,
                                                             1996      1995



Cash flows from operating activities:
Net income (loss)                                           $    88   $  (483)
Adjustments to reconcile net income (loss) to net cash
 flow provided by operating activities:
 Depreciation and amortization                                  480       131
 Provisions for (reduction in) bad debt allowance               125       (27)
 Provisions for writedown of inventories                        123        23
 Provision for impairment of property and equipment              --        14
 Loss (gain) on sales of property and equipment                  (2)        6
 Net unrealized loss (gain) on trading securities               309    (2,609)
 Gain on sale of subsidiary                                      --      (279)
 Cumulative effect of accounting change                          --       271
 Other                                                          (49)       32
 Changes in assets -- decrease (increase):
 Accounts receivable                                           (144)      482
 Inventories                                                   (276)      (37)
 Trading securities                                           4,010    (1,715)
 Marketable securities                                           --     5,086
 Other current assets                                           (85)      386
 Changes in liabilities -- (decrease) increase:
 Accounts payable and accrued liabilities                      (272)     (391)
 Income tax related accounts                                   (897)     (666)
                                                            --------  --------
 Net cash flow provided by operating activities               3,410       224
                                                            --------  --------

Cash flows from investing activities:
 Payments for business acquisitions, net of cash acquired    (3,483)     (288)
 Proceeds from sales of property and equipment                    2        55
 Purchases of property and equipment                           (636)      (20)
 Collections from notes receivable                               --       350
 Issuance of notes receivable                                    --      (350)
 Payments for land option                                      (108)       --
 Proceeds from sale of subsidiary                                --        89
                                                            --------  --------
 Net cash flow used in investing activities                  (4,225)     (164)
                                                            --------  --------





                         (continued on following page)




          See accompanying notes to consolidated financial statements

                                   NBI, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in Thousands)



                                                                      Year  Ended
                                                                       June  30,
                                                                    1996      1995



Cash flows from financing activities:
 Proceeds from issuance of stock, net of offering costs              1,047       --
 Purchases of treasury stock                                            --     (117)
 Payments on notes payable                                            (462)    (126)
 Net payments on line of credit and short-term margin borrowings      (871)    (600)
                                                                   --------  -------
 Net cash flow used in financing activities                           (286)    (843)
                                                                   --------  -------


Effects of exchange rates on cash                                        5        6
                                                                   --------  -------

Net decrease in cash and cash equivalents                           (1,096)    (777)

Less cash and cash equivalents reclassified to net current assets
  of discontinued operations at June 30, 1996                          (53)      --

Cash and cash equivalents at beginning of year                       1,931    2,708
                                                                   --------  -------

Cash and cash equivalents at end of year                           $   782   $1,931
                                                                   ========  =======





Supplemental disclosures of cash flow information:


 Interest paid                                                     $   676   $  749
                                                                   ========  =======

 Income taxes paid                                                 $   973   $  666
                                                                   ========  =======


 Noncash purchases of property, plant and equipment
 included in accounts payable at end of year                       $   127   $   --
                                                                   ========  =======














            See accompanying notes to consolidated financial statements.

                                   NBI, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1996 and 1995


1.          Summary  of  Significant  Accounting  Policies

BUSINESS  DESCRIPTION:    With  the  business acquisitions completed during the
first quarter of fiscal 1996 (see Note 2), the Company now operates primarily in the glass manufacturing and hotel operations industries. Both of these operations are located in southwestern Pennsylvania. The Company also owns a small children's paint and novelty toy manufacturing company in Las Vegas, Nevada. Previously, the Company operated primarily in the computer industry. Those operations have been discontinued and reported separately (see Note 3).

PRINCIPLES  OF  CONSOLIDATION:   The consolidated financial statements include
the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated.

USE OF ESTIMATES: Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates or assumptions affect reported amounts of assets, liabilities, revenue and expenses as reflected in the financial
statements.    Actual  results  could  differ  from  those  estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Unless otherwise specified, the Company believes the book value of financial instruments approximates their fair value.

RECENT ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board has recently issued the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount. The adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted; however, it does not expect any impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

INVESTMENTS  IN  SECURITIES:

The Company's accounting policies for investments in securities are as follows:

Trading securities: Trading securities are held for resale in anticipation of short-term market movements. These types of securities, consisting of marketable debt and equity securities, are stated at fair market value. Gains and losses, both realized and unrealized, are included in net gain (loss) on investments when incurred. All dividends, interest and discount or premium amortization is included in interest income as earned. Cash flows from purchases and sales of trading securities are classified as cash flows from operating activities rather than from investing activities.

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

INVENTORIES:    Inventories are stated at the lower of cost (at standard which approximates first-in, first-out method) or market and are comprised of the following at June 30, 1996:






Raw Materials                $  712,000
Work in Process                 303,000
Finished Goods                1,291,000
Food and Beverage Inventory      11,000
                             ----------
                             $2,317,000
                             ==========



PROPERTY, PLANT AND EQUIPMENT: Capital assets are recorded at cost and are depreciated on a straight-line basis over the following lives:





 Asset Type                            Life
- -------------------------------------  -----------

 Land                                  N/A
 Buildings                             20-25 years
 Machinery and equipment               3-10 years
 Office and hotel furniture, fixtures  5-7 years
 Construction-in-progress              N/A




TRANSLATION OF FOREIGN CURRENCIES: Accounts of foreign subsidiaries are maintained in the currencies of the countries in which they operate and are translated to U.S. dollars in conformity with generally accepted accounting principles. Adjustments resulting from the translation of foreign currency financial statements are deferred and classified as a separate component of stockholders' equity.

The translation adjustment at June 30, 1996 is related to the Company's foreign subsidiary, NBI Ltd. which is currently in liquidation (see Note 3). When this liquidation is completed, the translation adjustment will be recorded as a realized gain and included in the overall net gain (loss) from sale or disposal of the discontinued operations.

NET INCOME (LOSS) PER SHARE: Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares recognize the potential dilutive effects of the future exercise of stock options, warrants, convertible debt and convertible preferred shares. For the years ended June 30, 1996 and 1995, the Company had no preferred stock or convertible debt. In 1996 and 1995, the common equivalent shares were not included in the computation because their effect is not dilutive.

RECLASSIFICATIONS  AND  ADJUSTMENTS:    Certain  items  in  the 1995 financial
statements have been reclassified to conform to the 1996 manner of presentation. The Company recorded a $99,000 reduction to cost of sales in the fourth quarter of fiscal 1996 to correct a first quarter overstatement.

Note  2  -    Business  Acquisitions

On August 4, 1995, NBI, Inc. acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation for $2,430,000 in cash pursuant to a stock purchase agreement. The Belle Vernon Motel Corporation owns and operates an 81 room Holiday Inn in Southwestern Pennsylvania. The primary assets held by the acquired corporation consist of cash, accounts receivable, property and equipment. The Company received approval as an authorized Holiday Inn
franchisee  prior  to  the  purchase  transaction.    The  property  and
 equipment acquired continues to be operated as a Holiday Inn Hotel. During fiscal 1996, the Company changed the name of the Belle Vernon Motel Corporation to NBI Properties, Inc.

On August 14, 1995, with an effective date of close of business on July 31, 1995, American Glass, Inc., a newly formed, wholly-owned subsidiary of NBI, Inc., completed its purchase of a majority of the assets of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania, pursuant to an asset purchase and sale agreement. L.E. Smith Glass Company is a manufacturer of handmade fine glass giftware and lighting fixtures and has been in business since 1907. The assets purchased consist primarily of accounts receivable, inventories, and property, plant and equipment. The property, plant and equipment acquired continues to be used in the manufacture of handmade fine glass giftware and lighting fixtures. The final adjusted purchase price of $5,770,000 was paid through the assumption of $3,449,000 of certain liabilities at July 31, 1995, cash, and cash proceeds from the liquidation of other current assets held by the Company.

Both acquisitions have been accounted for under the purchase method of accounting. The results of operations of these acquired businesses have been included in the accompanying Statements of Operations since the effective dates of acquisition. The total purchase price, including acquisition costs, for the Belle Vernon Motel Corporation and the L.E. Smith Glass Company was $2,496,000 and $5,913,000, respectively. The fair market value of the net assets acquired of the Belle Vernon Motel Corporation exceeded the purchase price by $844,000. Accordingly, the noncurrent assets consisting of property and equipment have been reduced by this amount under the purchase method of accounting. Similarly, the fair market value of the net assets acquired of the L.E. Smith Glass Company exceeded the purchase price by $916,000; therefore, the noncurrent assets consisting of property, plant and equipment were reduced by this amount.

Unaudited proforma consolidated results of operations of the Company are shown in the following table as if these businesses were acquired as of the first day of the periods presented, July 1, 1995 and 1994. This unaudited proforma information is based on the Company's accompanying Statements of Operations and the historical financial information of the acquired companies, and includes adjustments to income taxes and depreciation, giving effect of the terms of the transaction as if the acquisitions had occurred on the first day presented.

Unaudited  proforma  consolidated  results  of  operations:







                                                       Year  Ended
                                                        June  30,
                                                     1996     1995
                                                  (Amounts in thousands,
                                                  except per share  data)


 Revenue                                              $12,591  $10,090
                                                      =======  =======

 Income from continuing operations before cumulative
      effect of accounting change                     $   257  $ 1,506
                                                      =======  =======

 Net income                                           $   120  $   238
                                                      =======  =======


 Income per common share from continuing operations
  before cumulative effect of accounting change       $   .04  $   .22
                                                      =======  =======

 Net income per common share                          $   .02  $   .04
                                                      =======  =======





3.    Discontinued  Operations

 During  April  1995,  NBI,  Ltd.  completed  a  sale of certain assets of the company including its customer base. NBI, Ltd. is currently in voluntary liquidation which the Company expects to be completed within the next year. As of June 30, 1995, NBI, Inc. discontinued all software development
activities.    For  the  year  ended  June  30,

 1995, the Company's expenditures for product development and engineering were included in the loss from discontinued operations. The Company had no expenditures for product development and engineering for the year ended June 30, 1996.

On August 27, 1996, the Company decided to dispose of its AlphaNet division. The Company is currently in negotiation with a third party regarding the sale of certain assets and the assumption of certain liabilities of this operation.

With the decision to dispose of its AlphaNet division, the Company has discontinued all of its operations in the computer industry segment. Therefore, it has separately reported the losses from this segment as discontinued operations for the years ended June 30, 1996 and 1995. The Company has estimated the net realizable value of the sale or disposal of the discontinued operations, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the expected disposal date, and expects a moderate overall gain from the discontinued operations. The gain will be recognized when it is realized.

At June 30, 1996, the net current and long-term assets from discontinued operations consist primarily of cash and accounts receivable net of accounts payable and accrued liabilities.

Revenues from the discontinued operations totaled $776,000 and $2,735,000 for the years ended June 30, 1996 and 1995, respectively.


 4.          Cash  and  Cash  Equivalents

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


 5.          Investments  in  Securities  and  Obligations  from  Short-Sale
Transactions

During the year ended June 30, 1996, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded a net realized gain of $663,000 and a net unrealized loss of $309,000 on investments for the year ended June 30, 1996. For the year ended June 30, 1995, a net realized loss of $399,000 and a net unrealized gain of $2,609,000 were recorded.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase.

At June 30, 1996, the Company had two short investment positions totaling $493,000 which were included in obligations from short-sale transactions. Both short positions were closed subsequent to year-end, resulting in an immaterial net loss.


 6.          Other  Current  Assets

 Other current assets, totaling $878,000 at June 30, 1996, included a receivable of $498,000 for proceeds from short sale transactions (see Note 5).
 The proceeds were subsequently received on July 3, 1996. Also included in other current assets at June 30, 1996, was restricted cash of $70,000, representing amounts held in trust for payments under self insurance plans.

 7.          Property,  Plant  and  Equipment




                                       June  30,
                                          1996
                               (Amounts  in  thousands)



Land                                     $  113
Buildings                                 1,929
Machinery and equipment                   2,730
Office and hotel furniture and fixtures     479
Construction in-progress                    303
                                         -------
                                          5,554
 Accumulated depreciation                  (996)
                                         -------
                                         $4,558
                                         =======


Total depreciation expense from continuing operations was $435,000 and $42,000 for the years ended June 30, 1996 and 1995, respectively.

 8.          Other  Assets

Included in other assets of $315,000 at June 30, 1996, is $248,000 of goodwill and other intangibles related to the acquisition of 80% of the outstanding stock of a children's paint and novelty toy manufacturing company during fiscal 1995. The goodwill and other intangibles are net of accumulated amortization totaling $44,000 at June 30, 1996, and are being amortized on a straight-line basis over ten years. The carrying value of goodwill is periodically reviewed by the Company, and impairments, if any, are recognized when expected future discounted cash flows derived from goodwill is less than its carrying value. Related amortization expense was $29,000 and $15,000 for the years ended June 30, 1996 and 1995, respectively.

 9.          Income  Taxes

IRS  Debt:

On October 13, 1995, the Company entered into an agreement in principle with the IRS, effective October 1, 1995, revising the payment terms provided in its settlement agreement with the IRS dated June 12, 1991. The new agreement provided for a principal payment of $250,000, plus accrued interest for the period July 1, 1995 through September 30, 1995, at the original stated rate, and accrued interest for the period October 1, 1995 through December 31, 1995, at the rate of 7.5% per annum, which was paid upon execution of the definitive agreement on March 19, 1996. Subsequently, quarterly interest payments are due beginning April 1, 1996 through October 1, 1997. Interest was paid and accrued on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The interest rate for April 1, 1996 through October 1, 1997 is being negotiated, under the terms of the agreement, based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The Company is paying interest on the scheduled payment dates based upon the rate of 7.5% for this period until the negotiations are finalized. The remaining principal balance is due in full on October 1, 1997.

In conjunction with the new agreement, the Company granted the IRS a security interest in all of the capital stock of American Glass, Inc., as well as all of the capital stock of NBI Properties, Inc. The security interest will automatically terminate upon full payment by NBI of all principal and interest owed to the IRS under the agreement. The agreement also provides for accelerated principal payments to be made within forty-five days after the end of any fiscal quarter in which NBI, Inc.'s unconsolidated cash and cash equivalents, excluding restricted cash, exceed $1.3 million. The Company is required to pay to the IRS fifty percent of the amount by which such cash and cash equivalents exceed $1.3 million. Any such payment shall be applied to and shall reduce the outstanding principal balance.

There is no accelerated principal amount payable in accordance with the revised agreement based upon the Company's cash and cash equivalents at June
30,  1996.    Furthermore,  any  other  accelerated  principal  payments due under the new agreement within the next twelve months, based upon subsequent quarter-end cash and cash equivalent positions, are not determinable at June 30, 1996. Therefore, none of the principal balance due is classified as current.

Income  Tax  Provision  and  Deferred  Income  Taxes:

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

For the years ended June 30, 1996 and 1995, the provision for income taxes is included in the consolidated statements of operations as follows:






                                     1996    1995
                                    ------  ------
                                (Amounts in thousands)

 Continuing operations              $ 172   $  --
 Discontinued operations (benefit)    (68)     --
                                    ------  ------
                                    $ 104   $  --
                                    ======  ======




The provision for income taxes from continuing operations for the years ended June 30, 1996 and 1995 consisted of:






                    1996  1995
                   -----  -----
              (Amounts in thousands)
Federal:
 Current           $  --  $ --
 Deferred             82    --
                   -----  -----
                      82    --
                   -----  -----
 State and other:
 Current              90    --
 Deferred             --    --
                   -----  -----
                      90    --
                   -----  -----

 Total             $ 172  $ --
                   =====  =====




In accordance with fresh-start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the United States Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value.

The  reconciliation  of  income  taxes  from continuing operations at the U.S.
federal  statutory  tax  rate  to  the  effective  tax  rate  is  as  follows:




                                                     1996   1995
                                               (Amounts  in  thousands)



 Federal tax expense computed at 34% on income from
    continuing operations before provision for income
    taxes and cumulative effect of change in
    accounting method                                  $135   $ 265

 State taxes, net of federal benefit                     86      --

 Change in the balance of the valuation
    allowance for deferred tax assets and other         (49)   (265)
                                                       -----  ------

 Total tax provision for income taxes                  $172   $  --
                                                       =====  ======


 Significant components of the Company's deferred tax liabilities and assets as of June 30, 1996 are as follows:



                                                 1996
                                        (Amounts  in  thousands)



 Deferred tax assets:
 Current
 Other - net                                   $      499
 Noncurrent
 Net operating loss carryforwards                  20,668
 Interest portion of IRS Settlement amount            930
 Capital loss carryforwards                           529
 Tax basis in subsidiaries                            599
 Other - net                                          340
                                                  --------
 Total deferred tax assets                         23,565

 Valuation allowance for deferred tax assets      (23,260)
                                                  --------

 Net deferred tax assets                              305
                                                  --------

 Deferred tax liabilities:
 Noncurrent
 Other - net                                           90
 Basis difference in fixed assets acquired
     with Belle Vernon Motel acquisition              466
                                                  --------

 Total deferred tax liabilities:                      556
                                                  --------

 Net deferred tax asset (liability)            $     (251)
                                                  ========





The net change in the valuation allowance for the years ended June 30, 1996 and 1995 was an increase of $309,000 and $1,666,000, respectively.

The valuation allowance of $23,260,000 at June 30, 1996 was established because, in the Company's assessment, it is more likely than not that the net deferred tax assets will not be realized.

The tax loss carryforward at June 30, 1996 is approximately $61,000,000, of which $18,000,000, $14,000,000, $14,000,000, $7,000,000, $4,000,000 $3,000,000
and  $1,000,000  expire in fiscal years 2004, 2005, 2006, 2008, 2009, 2010 and
2011  respectively.


 10.          Accrued  Liabilities



                                                      1996
                                             (Amounts  in  thousands)




 Accrued interest                                       $ 196
 Payroll and related benefits and taxes                   378
 Acquired liabilities under previously self-insured
    health and other benefit plans                        210
 Other                                                    161
                                                        -----
                                                        $ 945
                                                        =====


 11.          Notes  Payable  and  Short-term  Borrowings

The following summarizes the Company's notes payable and short-term borrowings outstanding at June 30, 1996:






                                                                               June 30,
                                                                                1996
                                                                               --------
Revolving bank credit note of $2,000,000, due October 31, 1996, interest at bank's prime rate (8.25% at June 30, 1996) plus 1 1/4% or less, depending upon attainment of certain financial ratios as defined in the agreement;
collateralized by a first security interest in all accounts receivable,
inventories and personal property of the glass manufacturing company         $   1,247

 8.75% bank note payable; payable in monthly installments of $8,333 through
July 1999; cross collateralized with the revolving credit note above               292

 Other                                                                             139
                                                                                -------

Total notes payable and short-term borrowings                                    1,678

Current portion                                                                 (1,454)
                                                                                -------

Long-term portion of notes payable                                           $     224
                                                                               ========





The principal maturities of notes payable and short-term borrowings for each of the fiscal years following June 30, 1996 are: 1997 - $1,454,000; 1998 - $128,000; and 1999 - $96,000.


 12.          Postemployment  Benefits

During fiscal 1995, the Company adopted the provisions of Statements of Financial Accounting Standards No. 112, "Employers' Accounting For
Postemployment  Benefits"  ("FAS  112").   The cumulative effect as of July 1,
1994  of  adopting  this  standard  reduced  net  income  by  $271,000.

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

As required by the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), the Company allows terminated employees who wish to continue health care coverage to pay the expected cost to be incurred, as determined by the insurance company administering the claims. However, because the Company is self-insured for health care costs for its corporate, Krazy Colors, Inc. and AlphaNet employees, it is liable for any actual cost incurred in excess of the expected costs. As of June 30, 1996, there were no such known amounts.

The Company's current life insurance and disability benefits are fully insured. Accordingly, the Company has no further liability and no accrual is needed. However, the Company previously had a disability benefit plan that was self-insured, under which payments are still being made. In accordance with FAS No. 112, the Company has accrued the present value of the expected payments discounted at 10%, as of July 1, 1994, of $271,000, and recorded this as a cumulative effect of change in accounting method. The expected payments were calculated based upon the earlier of the expected duration of each individual's disability or the time remaining until the individual reaches the age of 65, at which time the benefits cease. The total liability outstanding at June 30, 1996, is $234,000, of which $214,000 is classified as long-term.

 13.          Commitments  and  Contingencies

Lease  Commitments:

The Company's hotel operations leases the land supporting its hotel, under an operating lease expiring in the year 2026, with an option to extend the lease for an additional twenty-five years. The monthly lease payments are based upon 3% of room and related revenue and 1% of other revenues of the hotel, with a minimum annual rental of $8,000. Rent expense under this lease for the period August 4, 1995, the hotel acquisition date, through June 30, 1996, was $39,000.

The Company also leases various office facilities and equipment. The office facilities and equipment leases from continuing operations have expiration dates that extend through September 2000. Total rental expense for continuing operations was $100,000 and $92,000 for the years ended June 30, 1996 and 1995, respectively.

The future minimum rental commitments for continuing operations for the next five fiscal years, under non-cancellable leases, are: 1997 - $103,000; 1998 - $41,000; 1999 - $27,000; 2000 - $23,000; and 2001 - $10,000.

The Company also has non-cancellable facility and equipment leases related to its discontinued operations. However, it has no liability related to the leases of its subsidiary, NBI, Ltd., that is in the process of voluntary liquidation (see Note 3).

Other  Commitments  and  Contingencies:

In conjunction with NBI's acquisition of a small children's paint and novelty toy manufacturer in February 1995 (see Note 17), the stock purchase agreement provided for royalty payments based upon gross margin performance. Royalties are calculated based upon gross margin in excess of $150,000 in any calendar year and will be earned at the rate of twenty percent when the gross margin is greater than $150,000 and less than or equal to $300,000, twenty-five percent when the gross margin is greater than $300,000 and less than or equal to $450,000, and thirty percent when the gross margin is greater than $450,000. No royalties were incurred during the fiscal years ended June 30, 1996 and 1995.

In connection with its franchise agreement, the Company's hotel operation has committed to completion of approximately $1,000,000 in renovations to the hotel during fiscal 1997. As of June 30, 1996, $129,000 of these improvements had been started and are included in construction in progress. The Company's hotel franchise agreement generally requires compliance with certain terms and conditions which are subject to review by Holiday Inn. Under this agreement, the Company has been notified of its noncompliance with the agreed upon
timetable  related  to  the  planned  renovations.    The  outcome  of  such
noncompliance presently cannot be determined and no provision for any liability that may result has been made in the financial statements.


 14.          Stockholders'  Equity

The Company has authorized 20,000,000 shares of $.01 par value common stock. At June 30, 1996, 10,001,270 shares were issued including 2,004,036 held in
treasury.   Therefore, the Company had 7,997,234 shares issued and outstanding at  June  30,  1996,  including  1,500,000  shares  which  are  unregistered.

In March 1996, the Company issued 1,500,000 unregistered shares of its common stock from shares held in treasury through a private placement stock offering.
 The offering resulted in net proceeds of $1,047,000 which was used by the Company first to pay obligations due to the IRS and then for operating capital of the Company. Holders of at least 50% of the shares issued have the right to demand registration of the shares after December 1, 1996. Holders also have the right to have their shares registered at any time the Company registers shares for its own purpose until December 31, 1999.

 In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with an acquisition. (See Note 17.) These warrants are exercisable through December 31, 2002. As of June 30, 1996, no warrants had been exercised.


 15.          Stock  Options

The Employee Stock Option Plan was established pursuant to the Company's Plan of Reorganization. At June 30, 1996, 900,000 shares were reserved under the Employee Stock Option Plan. The employee options are exercisable for a period of five years from the date of the grant. The options granted under this plan prior to fiscal 1996 are intended to be non-qualified stock options. Those issued subsequent to fiscal 1995 are intended to be incentive stock options.

Options to purchase 150,000 shares of stock are outstanding at June 30, 1996, that were issued to directors of the Company during fiscal 1993. These options were not issued pursuant to an existing stock option plan and were immediately exercisable on the grant date. These options are exercisable for a period of five years from the date of grant.

Options to purchase 400,000 shares of stock were issued to the Chief Executive Officer during fiscal 1994. These options were not issued pursuant to an existing stock option plan. These options vest over four years at 25% per year with vesting continuing as long as the optionee is employed as Chief Executive Officer.

At June 30, 1996, 550,000 shares were reserved for options issued outside of the Stock Option Plan.

The following table summarizes, by number of shares, option transactions under all plans:




                          Employee    Other              Option Price
                            Plan     Options     Total     Per Share  Aggregate
                                                                     (Amounts in
                                                                      thousands)


Outstanding July 1, 1994     431,000   550,000    981,000   $.25 - .77  $ 509
 Granted                     125,000        --    125,000          .38     48
 Exercised                        --        --         --                  --
 Forfeited                  (311,000)       --   (311,000)         .38   (118)
                            ---------  -------  ----------              ------
 Outstanding June 30, 1995   245,000   550,000    795,000    .25 - .77    439

 Granted                     360,000        --    360,000          .88    316
 Exercised                        --        --         --                  --
 Forfeited                    (3,500)       --     (3,500)         .38     (1)
                            ---------  -------  ----------              ------
 Outstanding June 30, 1996   601,500   550,000  1,151,500   $.25 - .88  $ 754
                            =========  =======  ==========              ======


Options exercisable
 at June 30, 1996            216,375   350,000    566,375
                            =========  =======  ==========






 16.          Segment  Information

With the business acquisitions completed during the first quarter of fiscal 1996, the Company now operates primarily in the glass manufacturing and hotel operations industries. Both of these operations are located in southwestern Pennsylvania. Previously, the Company operated primarily in the computer industry. Those operations have been discontinued and reported separately (see Note 3). The segment information presented below excludes amounts related to general corporate activities.

 The Company's glass manufacturer sells its glass giftware primarily to traditional and specialty retailers, manufacturers/wholesalers and the food service market throughout the United States. L.E. Smith Glass Company currently has one significant customer, a specialty retailer whose market is the "home-party" business. Sales to this customer totaled approximately 26% of NBI's consolidated revenues in fiscal 1996. In addition, this customer constituted approximately 18% of the Company's consolidated accounts receivable at June 30, 1996, while one other customer, a national retailer, comprised another 16% of the accounts receivable balance.

In  addition, the glass manufacturer purchases a majority of its raw materials
from  only  a  few  vendors.    Management believes that other suppliers could
provide  similar  materials  on  comparable  terms.

The  Company  had  no  significant  customers  or  suppliers  in  fiscal 1995.

As of June 30, 1996, approximately 60% of the Company's employees were covered by collective bargaining agreements expiring in fiscal 1999.



                                                Year ended
                                                 June  30,
                                              1996     1995
                                          (Amounts  in  thousands)


Revenue from continuing operations:
Glass manufacturing                          $ 9,500   $ --
                                             ========  =====
Hotel operations                             $ 1,795   $ --
                                             ========  =====
Other operations                             $   472   $115
                                             ========  =====


Operating income (loss):
Glass manufacturing                          $ 1,285   $ --
                                             ========  =====
Hotel operations                             $   159   $ --
                                             ========  =====
Other operations                             $  (135)  $(69)
                                             ========  =====


Identifiable assets:
Glass manufacturing                          $ 6,240   $ --
                                             ========  =====
Hotel operations                             $ 2,062   $ --
                                             ========  =====
Other operations                             $   592   $541
                                             ========  =====


Additions to property, plant and equipment:
Glass manufacturing                          $   422   $ --
                                             ========  =====
Hotel operations                             $   307   $ --
                                             ========  =====
Other operations                             $    28   $ --
                                             ========  =====


Depreciation and amortization:
Glass manufacturing                          $   343   $ --
                                             ========  =====
Hotel operations                             $    80   $ --
                                             ========  =====
Other operations                             $    36   $ 16
                                             ========  =====


17.          Related  Party  Transactions

In February 1995, the Company entered into an agreement to acquire 80% of the outstanding stock of a small children's paint and novelty toy manufacturing company, effective as of January 1, 1995. Prior to this agreement the Company's Chief Executive Officer (CEO) owned 55% of the outstanding stock of the manufacturer. Under the purchase agreement, the Company paid $288,000 in cash for the stock, including $158,000 paid to NBI's CEO. In addition, the sellers are eligible to receive royalty payments based upon gross margin performance in excess of specified amounts. (See Note 13.) NBI's CEO will receive 55% of any such royalty payments. No royalties were incurred by the Company during the fiscal years ended June 30, 1996 and 1995. In conjunction with the purchase agreement, the sellers were issued warrants to purchase a total of 1.7 million shares of NBI's common stock, including warrants to purchase 935,000 shares issued to the Company's CEO, at a price of $.89 per
share.    These  warrants  are  exercisable  through  December  31,  2002.

In addition, in December 1994, the Company advanced $100,000 to the acquired Company under the terms of a revolving line of credit, which expires on December 31, 1996. The debt bears interest at 1% per month. A portion of the funds advanced in December 1994 were used by the borrower to paydown $85,000 of an outstanding loan it had with NBI's CEO. The balance due under the line of credit is eliminated in consolidation.

In November 1994, the Company loaned its CEO $350,000 under the terms of a promissory note. The note provided for interest at the rate of 10% per annum and was paid in full in March 1995.

During fiscal 1996 and 1995, the Company utilized a stock brokerage firm, which is 100% owned by its CEO, to execute certain transactions on its behalf.
 However, NBI uses another unrelated company to act as custodian and clearing firm for its investment assets. Gross revenues earned by the brokerage firm related to investment transactions by NBI in fiscal 1996 and 1995, totaled $89,000 and $37,000 respectively, on purchase and sale transactions totaling $26,988,000 and $6,249,000 before fees, respectively.

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


                                  PART  III

Items 9, 10, 11, and 12 are hereby incorporated by reference to the Annual Meeting Proxy Statement to be filed pursuant to Regulation 14A.

ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits

3.          Articles  of  Incorporation  and  Bylaws
  a.          Restated  Certificate  of  Incorporation(5)
  b.          Restated  Bylaws(5)

10.          Material  Contracts
  a. Agreement in Principle dated October 13, 1995 between NBI, Inc. and the Internal Revenue Service(5)
  b.          Belle  Vernon  Motel  Corporation  Land  Lease  Agreement(5)
  c. Agreement between L.E. Smith Glass Company and The American Flint Glass Workers' Union(5)
  d. Stock Purchase Agreement with Romaine Gilmour and Rose B. Calderone dated August 4, 1995(3)
  e. Asset Purchase and Sale Agreement between Lawrence F. Ranallo, Trustee in Bankruptcy of Pittsburgh Food & Beverage Company, Inc., L.E. Smith Glass Company and American Glass, Inc. dated June 29, 1995(3)
  f.          Krazy  Colors,  Inc.  Stock  Purchase  Agreement(2)
  g.          Krazy  Colors,  Inc.  Shareholder  Agreement(2)
  h.          Jay  H.  Lustig  Warrant  Certificate(2)
  i.          Krazy  Colors,  Inc.  Revolving  Line  of  Credit(2)
  j.          NBI,  Inc.  Employee  and  Director  Stock  Option  Plan(1)
  k.          Form of NBI, Inc. Director Non-Qualified Stock Option Agreement(1)
  l. Form of NBI, Inc. Chief Executive Officer Non-Qualified Stock Option Agreement(1)

16.          Letter  on  Change  in  Certifying  Accountant(4)

21.          Subsidiaries  of  Registrant
  a.          See  Item  1  -  Business,  herein

23.          Consent  of  Independent  Accountant(6)

27.          Financial  Data  Schedules
  a.  For  the  year  ended  June  30,  1996(6)
  b.  Restated  for  the  year  ended  June  30,  1995(6)

(b)          Reports  on  Form  8-K:

No reports on Form 8-K were filed during the fourth quarter ended June 30, 1996.




_______________________________________
(1)       Incorporated by reference to Registration Statement No. 33-73334.
(2) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1994.
(3) Incorporated by reference to the Company's report on Form 8-K dated August 4, 1995.
(4) Incorporated by reference to the Company's report on Form 8-K dated August 14, 1995.
(5) Incorporated by reference to the Company's report on Form 10-KSB for the year ended June 30, 1995.
(6)          Filed  herewith.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NBI,  Inc.




September  30,  1996                                By:  /s/ JAY H. LUSTIG
                                             Chairman  of  the  Board
                                             (Principal  Executive  Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ MARJORIE A. COGAN     Corporate Controller, Secretary     September 30,
1996
Marjorie  A.  Cogan          (Principal  Financial  and  Accounting  Officer)



/s/JAY  H.  LUSTIG          Director          September  30,  1996
Jay  H.  Lustig



/s/  MARTIN  J.  NOONAN          Director          September  30,  1996
Martin  J.  Noonan


Exhibit  23


                            CONSENT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS







The  Board  of  Directors
NBI,  Inc.

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-73334) of NBI, Inc. of our report dated August 21, 1996, except for Note 3 which is as of August 27, 1996, relating to the consolidated financial statements of NBI, Inc. appearing in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.




BDO  Seidman,  LLP



Denver,  Colorado
September  27,  1996

Exhibit  27  a:    Financial  Date  Schedule  for the Year Ended June 30, 1996





[ARTICLE]            5
[MULTIPLIER]            1,000





[PERIOD-TYPE]  12-mos
           [FISCAL-YEAR-END]  Jun-30-1996
[PERIOD-START]  Jul-01-1995
[PERIOD-END]  Jun-30-1996
                      [CASH]  782
                [SECURITIES]  0
               [RECEIVABLES]  1,383
                [ALLOWANCES]  83
                 [INVENTORY]  2,317
            [CURRENT-ASSETS]  5,308
                      [PP&E]  5,554
              [DEPRECIATION]  996
              [TOTAL-ASSETS]  10,195
       [CURRENT-LIABILITIES]   3,844
                     [BONDS]  6,051
                    [COMMON]  100
       [PREFERRED-MANDATORY]  0
                 [PREFERRED]  0
                  [OTHER-SE]  200
[TOTAL-LIABILITY-AND-EQUITY]  10,195
                     [SALES]  9,972
            [TOTAL-REVENUES]  11,767
                       [CGS]  7,172
               [TOTAL-COSTS]  8,445
            [OTHER-EXPENSES]  0
            [LOSS-PROVISION]  125
          [INTEREST-EXPENSE]  655
             [INCOME-PRETAX]  397
                [INCOME-TAX]  172
         [INCOME-CONTINUING]  225
              [DISCONTINUED]  (137)
             [EXTRAORDINARY]  0
                   [CHANGES]  0
                [NET-INCOME]  88
               [EPS-PRIMARY]  .01
               [EPS-DILUTED]  .01


This schedule contains summary financial information extracted from the consolidated financial statements of NBI, Inc. for the year ended June 30, 1996 and is qualified in its entirety by reference to such financial statements.

Exhibit  27b:    Restated  Financial Data Schedule for the Year Ended June 30,
1995




[ARTICLE]            5
[MULTIPLIER]            1,000


               [PERIOD-TYPE]  12-mos
           [FISCAL-YEAR-END]  Jun-30-1995
              [PERIOD-START]  Jul-01-1994
                [PERIOD-END]  Jun-30-1995
                      [CASH]  1,931
                [SECURITIES]  4,324
               [RECEIVABLES]  371
                [ALLOWANCES]  0
                 [INVENTORY]  196
            [CURRENT-ASSETS]  7,213
                      [PP&E]  55
              [DEPRECIATION]  0
              [TOTAL-ASSETS]  7,557
       [CURRENT-LIABILITIES]  2,717
                     [BONDS]  5,694
                    [COMMON]  100
       [PREFERRED-MANDATORY]  0
                 [PREFERRED]  0
                  [OTHER-SE]  (954)
[TOTAL-LIABILITY-AND-EQUITY]  7,557
                     [SALES]  115
            [TOTAL-REVENUES]  115
                       [CGS]  95
               [TOTAL-COSTS]  95
            [OTHER-EXPENSES]  0
            [LOSS-PROVISION]  0
          [INTEREST-EXPENSE]  741
             [INCOME-PRETAX]  785
                [INCOME-TAX]  0
         [INCOME-CONTINUING]  785
              [DISCONTINUED]  (997)
             [EXTRAORDINARY]  0
                   [CHANGES]  (271)
                [NET-INCOME]  (483)
               [EPS-PRIMARY]  (.07)
               [EPS-DILUTED]  (.07)

This schedule contains summary financial information extracted from the consolidated financial statements of NBI, Inc. for the year ended June 30, 1995 and is qualified in its entirety by reference to such financial statements.