Form 10KSB/A
period 1996-06-30
NBI INC
filed 1996-11-05
CIK 313518

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues  for  the  year  ended  June  30,  1996,  are  $11,767,000.

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

Documents incorporated by reference: Part III - The Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year.

Explanatory  Note

Amendment Number One to the Annual Report on Form 10-KSB for the year ended June 30, 1996, of NBI, Inc. is solely to refile exhibits 27a and 27b in the proper Edgar format.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NBI,  Inc.




November  4,  1996                    By:    /s/  Jay  H.  Lustig
                                           Chairman  of  the  Board
                                           (Principal  Executive  Officer)