Form 10QSB
period 1996-09-30
NBI INC
filed 1996-11-14
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                 FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

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
                                                      [X]  YES        [  ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                 Class                          Outstanding at October 31,1996
Common Stock, par value $.01 per share                     8,000,984

                                  NBI, INC.
                             INDEX TO FORM 10-QSB

                     For Quarter Ended September 30, 1996




               PAGE
PART    I  -  FINANCIAL  INFORMATION



Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 10

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     11 - 13


PART  II - OTHER INFORMATION                                       14

                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)


                                              September  30,      June  30,
                                                 1996               1996
                                              (Unaudited)

                                  ASSETS




Current assets:
 Cash and cash equivalents                                $   649     $   782
 Accounts receivable, net                                   1,957       1,300
 Inventories                                                2,332       2,317
 Net current assets of discontinued operations                 47          31
 Other current assets                                         367         878
                                                          --------    --------
 Total current assets                                        5,352      5,308

Property, plant and equipment, net                           4,738      4,558
Net long-term assets of discontinued operations                 16         14
Other assets                                                   313        315
                                                           --------   --------
                                                           $10,419    $10,195
                                                           ========   ========


 LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------

Current liabilities:
 Short-term borrowings and current portion
 of notes payable                                          $ 1,670    $ 1,454
 Obligation for short-sale transactions                        259        493
 Accounts payable                                            1,200        952
 Accrued liabilities                                           831        945
                                                           --------   --------
  Total current liabilities                                  3,960      3,844

Long-term liabilities:
 Income taxes payable                                        5,351      5,362
 Notes payable                                                 185        224
 Deferred income taxes                                         251        251
 Postemployment disability benefits                            209        214
                                                           --------   --------
  Total liabilities                                          9,956      9,895
                                                           --------   --------

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value; 20,000,000 shares
 authorized; 10,001,270 shares issued                          100        100
 Capital in excess of par value                              6,235      6,181
 Accumulated deficit                                        (5,322)    (5,429)
 Foreign currency translation adjustment                       316        316
                                                           --------   --------
                                                             1,329      1,168
 Less treasury stock, at cost (2,000,286 and 2,004,036 shares
 at September 30 and June 30, respectively)                   (866)      (868)
                                                            --------  --------
 Total stockholders' equity                                    463        300
                                                            --------  --------
                                                            $10,419   $10,195
                                                            ========  ========


                                  See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Thousands Except Per Share Data)
                                 (Unaudited)


                                                          Three  Months  Ended
                                                             September  30,
                                                              1996     1995


Revenues:
 Sales                                                        $3,148   $2,424
 Service and rental                                              594      350
                                                              -------  -------
                                                               3,742    2,774
 Costs and expenses:
 Cost of sales                                                 2,092    1,700
 Cost of service and rental                                      375      232
 Marketing, general and administrative                           739      537
                                                              -------  -------
                                                               3,206    2,469
                                                              -------  -------

Income from operations                                           536      305

Other income (expense):
 Net gain (loss) on investments                                 (107)     643
 Other income (expense)                                          (49)      22
 Interest expense                                               (163)    (187)
                                                              -------  -------
                                                                (319)     478
                                                              -------  -------

Income from continuing operations before provision
 for income taxes                                                217      783
Provision for income taxes                                      (110)    (325)
                                                              -------  -------

Income from continuing operations                                107      458
Loss from discontinued operations, net of income tax benefit
  of $32 in 1995                                                  --      (63)
                                                              -------  -------
Net income                                                    $  107   $  395
                                                              =======  =======

Income per common share:
 Income from continuing operations                            $  .01   $  .07
 Loss from discontinued operations                                --     (.01)
                                                              -------  -------
 Net income                                                   $  .01   $  .06
                                                              =======  =======


Weighted average number of common
  and common equivalent shares outstanding                     7,998    6,497
                                                              =======  =======




                               See acccompanying notes.


                                   NBI, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in Thousands)
                                  (Unaudited)


                                                         Three  Months  Ended
                                                            September  30,
                                                           1996        1995


Cash flows from operating activities:
Net income                                                 $   107   $    395
 Adjustments to reconcile net income to net cash
 flow provided by (used in) operating activities:
 Utilization of net operating loss carryforwards                 54       215
 Depreciation and amortization                                  134        93
 Provisions for bad debt allowance                               25         6
 Provisions for writedown of inventories                         36        10
 Loss on sales of property and equipment                         (2)       (2)
 Net unrealized loss on trading securities                       36       184
 Other                                                            1        (6)
 Changes in assets -- decrease (increase):
 Accounts receivable                                           (695)     (483)
 Inventories                                                    (35)      199
 Trading securities                                              --     3,369
 Other current assets                                           512        46
 Net assets of discontinued operations                          (35)       --
 Other assets                                                    (6)      (40)
 Changes in liabilities -- (decrease) increase:
 Obligations for short-sale transactions                       (270)       --
 Accounts payable and accrued liabilities                       188      (217)
 Income tax related accounts                                     16      (542)
                                                              ------   -------
 Net cash flow provided by operating activities                  66     3,227
                                                              ------   -------

Cash flows from investing activities:
 Payments for business acquisitions, net of cash acquired         --   (3,504)
 Proceeds from sales of property and equipment                     3        2
 Purchases of property and equipment                            (309)     (23)
                                                               ------  -------
 Net cash flow used in investing activities                     (306)  (3,525)
                                                              -------  -------

Cash flows from financing activities:
 Proceeds from issuance of stock                                   1       --
 Payments on notes payable                                       (85)    (106)
 Net borrowings (payments) on line of credit and short-term
             margin borrowings                                   262     (772)
                                                               ------  -------
 Net cash flow provided by (used in) financing activities        178     (878)
                                                               ------  -------

Net decrease in cash and cash equivalents                        (62)  (1,176)

Less increase in cash and cash equivalents included in net current
      assets of discontinued operations                          (71)      --

Cash and cash equivalents at beginning of period                 782    1,931
                                                               ------  -------

Cash and cash equivalents at end of period                    $  649   $  755
                                                              =======  =======

                             See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                  (Unaudited)


                                                         Three  Months  Ended
                                                            September  30,
                                                           1996       1995


Supplemental disclosures of cash flow information:

 Interest paid                                             $142         $202
                                                           ====         ====

 Income taxes paid                                         $ 52         $614
                                                           ====         ====


                            See accompanying notes.



                                NBI, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Note  1  -  Basis  of  Preparation

The accompanying financial statements have been prepared in accordance with the requirements of Form 10-QSB. In the opinion of Management, the statements reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. Certain items in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 manner of presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and profits have been eliminated.

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


Note  3  -  Discontinued  Operations

As of August 27, 1996, the Company has discontinued all of its operations in the computer industry segment. Therefore, it has separately reported the losses from this segment as discontinued operations for the three months ended September 30, 1995. At June 30, 1996, the Company estimated the net realizable value of the sale or disposal of the discontinued operations, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the expected disposal date, and expects a moderate overall gain from the discontinued operations. This gain will be recognized when it is realized.

Revenues from the discontinued operations totaled $394,000 and $75,000 for the three months ended September 30, 1996 and 1995, respectively.

Note  4  -  Cash  and  Cash  Equivalents

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.

Note  5  -  Investments  in  Securities  and  Obligations  from  Short-Sale
Transactions

During the three months ended September 30, 1996 and 1995, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. For the quarter ended September 30, 1996, the Company recorded a net realized loss of $71,000 and a net unrealized loss of $36,000 compared to a net realized gain of $827,000 and a net unrealized loss of $184,000 in the same quarter of the prior fiscal year. The substantial realized gain on investments included in the three months ended September 30, 1995 occurred primarily because the Company sold a significant portion of its securities to fund its two business acquisitions.

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

At September 30, 1996, the Company had one short investment position totaling $259,000 which was included in obligations from short-sale transactions. The short position was subsequently closed resulting in a small gain.


Note  6  -  Inventories

Inventories  are  comprised  of  the  following:


                               September  30,
                                   1996
                           (Amounts  in  thousands)



 Raw materials                     $  811
 Work in process                      326
 Finished goods                     1,184
 Food and beverage inventory           11
                                   ------
                                   $2,332
                                   ======




Note  7  -  Property  and  Equipment

Capital assets are depreciated on a straight-line basis over their useful lives shown below:



                                      Asset        September  30,
                                      Lives             1996
                                                (Amounts  in  thousands)



 Land                                  N/A            $  113
 Buildings                             20-25 yrs       1,929
 Machinery and equipment               3-10 yrs        2,761
 Office and hotel furniture, fixtures  5-7 yrs           463
 Construction-in-progress              N/A               551
                                                   ----------
                                                       5,817
 Accumulated depreciation                             (1,079)
                                                   ----------

                                                      $4,738
                                                   ==========


Note  8  -  Income  Taxes

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

There is no accelerated principal amount payable in accordance with the revised agreement based upon the Company's cash and cash equivalents at September 30, 1996. Furthermore, any other accelerated principal payments due under the new agreement within the next twelve months, based upon subsequent quarter-end cash and cash equivalent positions, are not determinable at September 30, 1996. Therefore, none of the principal balance due is classified as current.

Income  tax  provision:

A provision for income taxes from continuing operations of $110,000 and $325,000, including state income tax provisions, was recorded for the three months ended September 30, 1996, and 1995, respectively. The income tax provisions were based upon book income. Included in the tax provision for the three months ended September 30, 1996 and 1995, was $54,000 and $183,000, respectively, of non-cash charges for the utilization of the Company's pre-reorganization net operating losses. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value.


Note  9  -  Other  Hotel  Improvements  and  Commitments

In connection with its franchise agreement, the Company's hotel operation has committed to completion of approximately $1,000,000 in renovations to the hotel during fiscal 1997. As of September 30, 1996, $141,000 of these improvements had been started and are included in construction in progress. The Company's hotel franchise agreement generally requires compliance with certain terms and conditions which are subject to review by Holiday Inn. Under this agreement, the Company has been notified of its noncompliance with the agreed upon timetable related to the planned renovations. The outcome of such noncompliance presently cannot be determined and no provision for any liability that may result has been made in the financial statements.


Note  10  -  Stockholders'  Equity

The Company has authorized 20,000,000 shares of $.01 par value common stock. At September 30, 1996, 10,001,270 shares were issued including 2,000,286 held in treasury. Therefore, the Company had 8,000,984 shares issued and outstanding at September 30, 1996, including 1,500,000 shares which are unregistered.

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

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with an acquisition. These warrants are exercisable through December 31, 2002. As of September 30, 1996, no warrants had been exercised.


Note 11 -  Seasonal Variations of Operations

All of the Company's ongoing operations typically have their strongest revenue performance during the first fiscal quarter due to seasonal variations in these businesses. Generally, the second and fourth fiscal quarters' revenues from these operations are moderately lower than in the first quarter, while the third fiscal quarter's revenue is usually significantly lower than the other quarters.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        FIRST QUARTER, FISCAL YEAR 1997


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


RESULTS  OF  OPERATIONS

Revenues from continuing operations for the first quarter of fiscal year 1997 increased $968,000, or 34.9% to $3.7 million from $2.8 million in the first quarter of the prior fiscal year.

Sales revenue of $3.1 million for the quarter ended September 30, 1996 increased $724,000 from the same period of the prior fiscal year. The increase in sales revenue was primarily related to the inclusion of a full quarter of revenue during the three months ended September 30, 1996 from the L.E. Smith Glass Company, compared to revenues for the period August 1, 1995, its acquisition date, through September 30, 1995 included in the same quarter of fiscal 1996.

Service and rental revenue increased $244,000 to $594,000 for the three months ended September 30, 1996 as compared to the same period in fiscal 1996. The increased revenues resulted primarily from the inclusion of three full months of revenue during the first quarter of fiscal 1997 from the Belle Vernon Holiday Inn, compared to revenues for the period August 4, 1995, its acquisition date, through September 30, 1995 included in the first quarter of fiscal 1996.

Total revenues from continuing operations are expected to increase moderately for the three months ended December 31, 1996, as compared to the same period in the prior fiscal year, primarily due to increased sales efforts for the glass manufacturing company. However, revenues for the second quarter of fiscal 1997 are expected to decrease moderately compared to the first quarter of fiscal 1997, as seasonal variations cause the first fiscal quarter to be the highest revenue quarter for all operations and the Company expects an additional decline in service and rental revenues resulting from a reduction in available rooms due to the hotel construction project.

Cost of sales, service and rental was $2.5 million, or 65.9% of total revenue for the three months ended September 30, 1996, compared to $1.9 million, or 69.6% for the same period of the prior fiscal year.

Cost of sales as a percentage of sales revenue was 66.5% for the first quarter of fiscal 1997 as compared to 70.1% for the same period of fiscal 1996. The resulting improved gross margin was primarily related to an overstatement of cost of goods sold of $99,000 in the first quarter of fiscal 1996 which was corrected in the fourth quarter of fiscal 1996.

Cost of service and rental as a percentage of service and rental revenues was 63.1% for the first quarter of fiscal 1997 as compared to 66.3% for the same period of the prior fiscal year. The related improved gross margin was due to the increased revenue volume without a corresponding increase in costs as the costs include a significant amount of fixed expenses.

Cost of sales, service and rental as a percentage of total revenue for the second quarter of fiscal 1997 is expected to increase slightly, compared to the second quarter of fiscal 1996, primarily due to expected decline in service and rental revenues available to cover fixed costs. Cost of sales, service and rental as a percentage of total revenue for the second quarter of fiscal 1997 is also expected to increase moderately compared to the first quarter of fiscal 1997 due to an expected decline in revenue volume from all operations available to cover fixed costs.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 1997 - CONTINUED


Marketing, general and administrative expenses totaled $739,000 and $537,000 for the three months ended September 30, 1996 and 1995, respectively. The increase in expenses are primarily due to the inclusion of the glass manufacturing and hotel operations for a full quarter in the first quarter of fiscal 1997 while these operations were only included since acquisition date, August 1, 1995 and August 4, 1995, respectively, in the first quarter of
fiscal  1996.   In addition, the glass manufacturing operation experienced higher  expenses  due  to increased  sales  and  marketing  activities.

Marketing, general and administrative expenses are expected to increase moderately for the three months ended December 31, 1996, as compared to the same period in the prior fiscal year, due to the increased sales and marketing activities for the glass manufacturing operation. Marketing, general and administrative expenses are expected to remain relatively constant in the second quarter of fiscal 1997 compared to the first quarter of fiscal 1997.

The Company recorded a net loss on investments of $107,000 in the first quarter of fiscal 1997, compared to a net gain on investments of $643,000 for fiscal 1995. Included in the net loss on investments in the first quarter of fiscal 1997 was a realized loss of $71,000 and an unrealized loss of $36,000. This compares to a net realized gain of $827,000 and a net unrealized loss of $184,000 recorded in the same period of fiscal 1996. The significant net realized  gain  on  investments  included  in the first quarter of fiscal 1996 occurred because the Company sold a majority of its trading securities in order to fund the business acquisitions competed during that period. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase.

The Company recorded income tax provisions from continuing operations of $110,000 and $325,000 for the quarters ended September 30, 1996 and 1995, respectively, based upon book income including state income tax provisions of $66,000 and $96,000, respectively, primarily related to the Company's Pennsylvania operations. Included in these tax provisions were $54,000 and $183,000 of non-cash charges for the utilization of the Company's pre-reorganization net operating losses. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating loss carryforwards are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value.

As  of  August 27, 1996, the Company has discontinued all of its operations in
the  computer  industry  segment.    Therefore, it has separately reported the
losses from this segment as discontinued operations for the three months ended
September  30,  1995.    The Company incurred a net loss from discontinued
operations of $63,000 for the three months ended September 30, 1995. At June 30, 1996, the Company estimated the net realizable value of the sale or disposal of the discontinued operations, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the expected disposal date, and expects a moderate overall gain from the discontinued operations. This gain will be recognized when it is realized.

The Company reported net income of $107,000 for the first quarter of fiscal 1997, compared to net income of $395,000 for the first quarter of fiscal 1996.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 1997 - CONTINUED


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets and working capital at September 30, 1996 of $10.4 million and $1.4 million, respectively, remained fairly constant compared to $10.2 million and $1.5 million at June 30, 1996, respectively.

The Company's hotel operation has committed to completion of approximately $1,000,000 in renovations to the hotel during fiscal 1997. The Company is currently in process of attaining a first mortgage on the property to cover these renovations, which it expects to be completed during the second quarter of fiscal 1997. The Company's hotel franchise agreement generally requires compliance with certain terms and conditions which are subject to review by Holiday Inn. Under this agreement, the Company has been notified of its noncompliance with the agreed upon timetable related to the planned renovations. The outcome of such noncompliance presently cannot be determined and no provision for any liability that may result has been made in the financial statements.

The entire outstanding principal balance on the IRS debt of $5,278,000 at September 30, 1996 is due in full on October 1, 1997. In order to pay such amount, the Company will need to obtain additional debt or equity financing. There can be no assurances that the Company will be able to obtain such financing or that if it is able to obtain such financing, that it will be on favorable terms.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at September 30, 1996, internally generated funds and short-term borrowings under an existing line of credit.

                                   NBI, INC.
                        PART  II  -  OTHER  INFORMATION



Item  6        Exhibits  and  Reports  on  Form  8-K
-----------------------------------------------------

     (a)       Exhibits

               27.  Financial  Data  Schedule

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NBI,  INC.




       November 14, 1996                     By: /s/ Marjorie A. Cogan
            (Date)                               Marjorie  A.  Cogan
                                           As a duly authorized officer
                                          Corporate Controller, Secretary
                                    (Principal Financial and Accounting Officer)