Form 10QSB
period 1996-12-31
NBI INC
filed 1997-02-14
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1996

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
                                                [X]  YES              [  ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class                                      Outstanding  at  January  31,  1996
-----------------------------------        -----------------------------------
Common  Stock,  par  value  $.01  per  share              8,000,984










                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                      For Quarter Ended December 31, 1996


               PAGE
               ----
PART    I  -  FINANCIAL  INFORMATION



Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 11

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     12 - 14


PART  II - OTHER INFORMATION                                       15






                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)


                                          December  31,          June  30,
                                              1996                1996
                                           ----------          ----------
                                                    (Unaudited)
                                        ASSETS
                                        ------



Current assets:
 Cash and cash equivalents                     $   820             $   782
 Trading securities                                 26                  --
 Accounts receivable, net                        1,608               1,300
 Inventories                                     2,386               2,317
 Net current assets of discontinued operations      --                  31
 Other current assets                              817                 878
                                                --------          --------
 Total current assets                            5,657               5,308

Property, plant and equipment, net               5,304               4,558
 Net long-term assets of discontinued operations    14                  14
 Other assets                                      364                 315
                                               --------           --------
                                               $11,339             $10,195
                                              =========            ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
       -------------------------------------------------------

Current liabilities:
 Short-term borrowings and current portion
 of notes payable                               $ 1,784            $ 1,454
 Current portion of IRS debt and other
    income taxes payable                          5,307                 --
 Net obligation for short-sale transactions          --                493
 Accounts payable                                   942                952
 Accrued liabilities                                924                945
 Net current liabilities of discontinued operations  16                 --
                                                --------           --------
 Total current liabilities                        8,973              3,844

Long-term liabilities:
 IRS debt and other income taxes payable             --              5,362
 Notes payable                                      975                224
 Deferred income taxes                              251                251
 Postemployment disability benefits                 203                214
                                                --------           --------
 Total liabilities                               10,402              9,895
                                                --------           --------

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value; 20,000,000 shares
   authorized; 10,001,270 shares issued            100                100
 Capital in excess of par value                  6,205              6,181
 Accumulated deficit                            (4,818)            (5,429)
 Foreign currency translation adjustment           316                316
                                               --------            --------
                                                 1,803              1,168

 Less treasury stock, at cost (2,000,286
   and 2,004,036 shares at
   December 31 and June 30, respectively)         (866)              (868)
                                               --------            --------
 Total stockholders' equity                        937                300
                                               --------            --------
                                               $11,339             $10,195
                                               ========            ========


                                See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)

                              Three  Months  Ended         Six  Months  Ended
                                  December  31,               December  31,
                               1996          1995          1996          1995
                               ----          ----          ----          ----
Revenues:
 Sales                        $3,205       $2,655        $6,353       $5,079
 Service and rental              397          507           991          857
                             -------      -------        -------     -------
                               3,602        3,162         7,344        5,936
 Costs and expenses:
 Cost of sales                 2,205        1,912         4,297        3,612
 Cost of service and rental      342          368           717          600
 Marketing, general and
    administrative               917          665         1,656        1,202
                              -------      -------      -------       -------
                               3,464        2,945         6,670        5,414
                               -----      -------       -------      -------

 Income from operations          138          217           674          522

Other income (expense):
 Net gain on investments         278           38           171         681
 Other income and expenses,
   net                           250           35           201          57
 Interest expense               (171)        (157)         (334)       (344)
                              -------       -------      -------     -------
                                 357          (84)           38         394
                               -----       -------       -------    -------
 Income from continuing
    operations before
   income tax benefit
    (provision)                  495          133           712        916
 Income tax benefit (provision)    9          (48)         (101)      (373)
                              -------      -------       -------    -------

Income from continuing
   operations                     504         85            611        543
Loss from discontinued
   operations, net of income
   tax benefit                     --        (23)            --        (86)
                                -------    -------       -------    -------

 Net income                     $  504     $   62         $  611    $  457
                                =======    =======        =======   =======


Income per common share:

 Income from continuing
     operations                 $  .06     $  .01         $  .08    $  .08
 Loss from discontinued
   operations                       --         --             --      (.01)
                                -------    -------         -------  -------

 Net income                     $  .06     $  .01          $  .08   $  .07
                                =======    =======         =======  =======

Weighted average number of
  common and common equivalent
  shares outstanding             8,001     6,497           7,999    6,497
                                =======   =======         =======  =======









                                   See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                               Six  Months  Ended
                                                  December  31,
                                               1996          1995
                                               ----          ----
Cash  flows  from  operating  activities:



Net income                                  $   611       $   457
Adjustments to reconcile net income to
  net cash flow provided by (used in)
  operating activities:
 Utilization of net operating loss
   carryforwards                                 25           242
Depreciation and amortization                   273           220
Provision for bad debts and returns              54            18
Provision for writedown of inventory             85            25
Gain on sales of property and equipment          (2)           (2)
Net unrealized gain on trading securities      (110)          (79)
Other                                           (61)           (5)
Changes in assets -- decrease (increase):
Accounts receivable                            (201)           102
Inventory                                      (138)            94
Trading securities                               84          3,060
Net assets of discontinued operations           (52)            --
Other current assets                             58           (44)
Changes in liabilities -- (decrease) increase:
Obligations for short-sale transactions        (493)            --
Accounts payable and accrued liabilities       (146)          (468)
Income tax related accounts                     (55)          (563)
                                              --------       --------
et cash flow provided by (used in) operating
   activities                                   (68)          3,057

Cash flows from investing activities:
Payments for business acquisitions,
  net of cash acquired                           --           (3,514)
Proceeds from sales of property
   and equipment                                 11                2
Purchases of property and equipment          (1,008)            (206)
                                            --------         --------
Net cash flow by used in investing
  activities                                  (997)           (3,718)

Cash flows from financing activities:
 Proceeds from borrowing                        838               --
 Proceeds from stock option exercises             1               --
 Payments on notes payable                     (141)            (240)
 Net short-term borrowings (payments)           385             (484)
                                             --------         --------
 Net cash flow provided by (used in)
    financing activities                       1,083             (724)

Effects of exchange rates on cash                 --                --
                                              --------         --------
Net increase (decrease) in cash
    and cash equivalents                          18            (1,385)

Less decrease in cash and cash
    equivalents included in
    net current assets of
    discontinued operations                       20                --

Cash and cash equivalents at
    beginning of period                          782              1,931
                                             --------           --------

Cash and cash equivalents at
   end of period                             $   820            $   546
                                              ========          ========



                            See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)



                                        Six  Months  Ended
                                          December  31,
                                      1996            1995
                                      ----            ----


Supplemental disclosures of cash flow information:


 Interest paid                        $288            $244
                                      ====            ====

 Income taxes paid                    $ 92            $651
                                      ====            ====



                              See accompanying notes.

 (Unaudited)

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 Note  1  -  Basis  of  Preparation
 ----------------------------------

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

Note  2  -    Business  Acquisitions
------------------------------------

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


Note  3  -  Discontinued  Operations
------------------------------------

As of August 27, 1996, the Company has discontinued all of its operations in the computer industry segment. Therefore, it has separately reported the losses from this segment as discontinued operations for the three and six months ended December 31, 1995. At June 30, 1996, the Company estimated the net realizable value of the sale or disposal of the discontinued operations, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the expected disposal date, and expects a moderate overall gain from the discontinued operations. This gain will be recognized when it is realized.

There were no revenues and $395,000 of revenues from discontinued operations for the three and six months ended December 31, 1996, respectively. Revenues from the discontinued operations totaled $249,000 and $324,000 for the three and six months ended December 31, 1995, respectively.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note  4  -  Cash  and  Cash  Equivalents
----------------------------------------

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


Note  5  -  Investments  in  Securities  and  Obligations  from  Short-Sale
---------------------------------------------------------------------------
Transactions
------------

During the three and six months ended December 31, 1996 and 1995, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. For the quarter ended December 31, 1996, the Company recorded net realized and unrealized gains of
$132,000  and  $146,000  respectively,  compared  to  a  net  realized loss of
$225,000 and a net unrealized gain of $263,000 in the same quarter of the prior fiscal year. The Company recorded net realized and unrealized gains of $61,000 and $110,000 respectively, for the six months ended December 31, 1996, compared to a net realized and unrealized gains of $602,000 and $79,000 in the same period of the prior fiscal year. The substantial realized gain on investments included in the six months ended December 31, 1995 occurred primarily because the Company sold a significant portion of its securities to fund its two business acquisitions.

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


Note  6  -  Inventories
-----------------------

Inventories  are  comprised  of  the  following:



                                        December  31,
                                            1996
                                            ----
                                   (Amounts  in  thousands)



 Raw materials                             $  693
 Work in process                              291
 Finished goods                             1,389
 Food and beverage inventory                   13
                                            ------
                                           $2,386
                                           =======


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note  7  -  Property  and  Equipment
------------------------------------

Capital assets are depreciated on a straight-line basis over their useful lives shown below:


                                          Asset            December  31,
                                          Lives                1996
                                          -----                ----
                                                      (Amounts  in  thousands)



 Land                                      N/A                  $  113
 Buildings                               20-25 yrs               1,929
 Machinery and equipment                  3-10 yrs               2,940
 Office and hotel furniture, fixtures      5-7 yrs                 457
 Construction-in-progress                  N/A                   1,073
                                                            -----------
                                                                 6,512
 Accumulated depreciation                                       (1,208)
                                                            -----------
                                                            $    5,304
                                                            ===========




Note  8  -  Income  Taxes
-------------------------

IRS  Debt:
----------

On October 13, 1995, the Company entered into an agreement in principle with the IRS, effective October 1, 1995, revising the payment terms provided in its settlement agreement with the IRS dated June 12, 1991. The new agreement provided for a principal payment of $250,000, plus accrued interest for the period July 1, 1995 through September 30, 1995, at the original stated rate, and accrued interest for the period October 1, 1995 through December 31, 1995, at the rate of 7.5% per annum, which was paid upon execution of the definitive agreement on March 19, 1996. Subsequently, quarterly interest payments are due beginning April 1, 1996 through October 1, 1997. Interest was paid and accrued on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The interest rate for April 1, 1996 through October 1, 1997 is being negotiated, under the terms of the agreement, based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The Company is paying interest on the scheduled payment dates based upon the rate of 7.5% for this period until the negotiations are finalized. The remaining principal balance of $5.3 million is due in full on October 1, 1997 and is included in the current portion of the IRS debt.

In order to pay such amount, management intends to obtain additional debt or equity financing. The Company is currently researching various financing options; however there can be no assurances the Company will be able to obtain such financing. The Company's ability to continue as a going-concern is dependent upon attainment of financing sufficient to payoff the IRS debt when due.

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

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



There is no accelerated principal amount payable in accordance with the revised agreement based upon the Company's cash and cash equivalents at December 31, 1996. Furthermore, any other accelerated principal payments due under the new agreement within the next twelve months, based upon subsequent quarter-end cash and cash equivalent positions, are not determinable at December 31, 1996.

Income  tax  provision:
-----------------------

For the three and six months ended December 31, 1996, the Company recorded an income tax benefit of $9,000 and an income tax provision of $101,000, respectively, including state provisions. These amounts were based upon book income for states where the Company has no net operating loss carryforwards, and taxable income for federal purposes and for states where the Company has the availability of pre-reorganization net operating loss carryforwards. Due to significant temporary differences related mainly to bad debt reserve recoveries and unrealized investment gains, the Company's estimated taxable income as of December 31, 1996 was significantly less than book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. Included in the income tax benefit and provision for the three and six months ended December 31, 1996, respectively, is a non-cash credit of $30,000 and a non-cash charge of $25,000 related to the utilization of the Company's pre-reorganization net operating loss carryforwards.

Provisions for income taxes from continuing operations of $39,000 and $331,000, including state income tax provisions, were recorded for the three and six months ended December 31, 1995. The income tax provisions were based upon book income and included non-cash charges for the utilization of the Company's pre-reorganization net operating losses of $54,000 and $183,000 for the quarter and six months ended December 31, 1995, respectively.


 Note  9  -  Hotel  Improvements  and  Other  Commitments
 --------------------------------------------------------

The Company's hotel operation has completed $886,000 of approximately $1,000,000 in planned renovations to the hotel as of December 31, 1996. This amount is included in construction in progress. The remaining improvements are expected to be finished in the third quarter of fiscal 1997.

On December 3, 1996, the Company obtained a $1,000,000 bank mortgage, under a construction and term loan agreement, to fund these improvements. As of December 31, 1996, $838,000 had been advanced, of which $10,000 is included in current portion of notes payable. Advances under the note bear interest at the bank's "Basic Rate" (8.25% at December 31, 1996) plus 1% payable monthly until July 1, 1997, at which time all improvements are to be completed. Principal and interest at 8.85% is then payable in monthly installments of $9,000.00. After five years, the interest rate changes to the five year US Treasury rate plus 2.7%. The note is due in full July 1, 2007, and is collateralized by a first security interest in the Company's hotel subsidiary assets.


Note  10  -  Stockholders'  Equity
----------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At December 31, 1996, 10,001,270 shares were issued including 2,000,286 held in treasury. Therefore, the Company had 8,000,984 shares issued and outstanding at December 31, 1996, including 1,500,000 shares which are unregistered.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



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

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with an acquisition. These warrants are exercisable through December 31, 2002. As of December 31, 1996, no warrants had been exercised.


Note  11  -  Seasonal  Variations  of  Operations
-------------------------------------------------

All of the Company's ongoing operations typically have their strongest revenue performance during the first fiscal quarter due to seasonal variations in these businesses. Generally, the second and fourth fiscal quarters' revenues from these operations are moderately lower than in the first quarter, while the third fiscal quarter's revenue is usually significantly lower then the other quarters.


Note  12  -  Other  Income  and  Expenses
-----------------------------------------

Included in other income and expenses for the quarter ended December 31, 1996 is income of $348,000, net of legal fees, related to the recovery of a note receivable that the Company had previously reserved for. The full settlement amount of $370,000 was received subsequent to quarter-end and was included in other current assets at December 31, 1996.

Also included in other income and expenses for the quarter and six months ended December 31, 1996 were expenses of $86,000 and $126,000, respectively, for architect fees related to hotel improvement projects that the Company has decided not to pursue.


Note  13  -  Subsequent  Events
-------------------------------

In January 1997, the Company exercised its purchase option for $1 million on approximately 88 acres of undeveloped land located in southwestern
Pennsylvania.    The  purchase  was  funded by cash and cash equivalents.  The
Company  plans  to  pursue  commercial  development  of  the  property.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        SECOND QUARTER, FISCAL YEAR 1997


The  statements in this discussion contain both historical and forward-looking
statements.    The  forward-looking  statements  are  based  upon  current expectations and the actual results could differ materially from those anticipated. Factors that may affect such forward-looking statements include, among others, competitive factors and pricing pressures, loss of significant customers, availability of raw materials, labor disputes, investment results, ability to obtain financing, adequacy of insurance coverage, inflation and general economic conditions.

RESULTS  OF  OPERATIONS

Revenues from continuing operations for the second quarter of fiscal year 1997 increased $440,000, or 13.9%, to $3.6 million from $3.2 million in the second quarter of the prior fiscal year. Year-to-date, revenues totaled $7.3 million for the six months ended December 31, 1996, an increase of $1.4 million, or 23.7%, as compared to the same period of fiscal 1996.

Sales revenue of $3.2 million for the quarter ended December 31, 1996 increased $550,000, or 20.7%, from the same period of the prior fiscal year. For the six months ended December 31, 1996, sales revenue totaled $6.4 million, an increase of $1.3 million, or 25.1% compared to the same period in fiscal 1996. The sales revenue growth was primarily related to expanded market penetration by the glass company resulting from its increased focus on the smaller individually-owned stores. In addition, the glass company completed and shipped a significant order from a major customer for a new item that was back ordered at September 30, 1996. Year-to-date, the sales revenue also included an increase resulting from the inclusion of a full six months of revenue from the L.E. Smith Glass Company during the fiscal period ended December 31, 1996, compared to revenues for the period August 1, 1995, its acquisition date, through December 31, 1995 included in the same period of fiscal 1996.

Service and rental revenue totaled $397,000 and $991,000 for the three and six months ended December 31, 1996, respectively, as compared to $507,000 and $857,000 for the same periods in fiscal 1996. The decline in revenues during the second quarter of fiscal 1997 compared to fiscal 1996, resulted from a reduction in available rooms at the Belle Vernon Holiday Inn during the second quarter of fiscal 1997 due to the hotel renovation activity. The increased revenues year-to-date resulted primarily from the inclusion of six full months of revenue from the Belle Vernon Holiday Inn during fiscal 1997, compared to revenues for the period August 4, 1995, its acquisition date, through December 31, 1995 included in the same period of fiscal 1996.

Total revenues from continuing operations are expected to increase moderately for the three months ended March 31, 1997, as compared to the same period in the prior fiscal year, primarily due to increased sales efforts for the glass manufacturing company, partially offset by an expected decline in revenues from the hotel, as the third quarter of fiscal 1996 included increased occupancy rates related to bookings from flood assistance organizations and inclement weather activity. Total revenues for the third quarter of fiscal 1997 are expected to decrease significantly compared to the second quarter of fiscal 1997, as seasonal variations cause the third fiscal quarter to be the lowest revenue quarter for all operations and, as previously discussed, the second quarter included a large sale of a new item from the glass company.

Cost of sales, service and rental was $2.5 million, or 70.7% of total revenue, and $5.0 million, or 68.3% of total revenue, for the three and six months ended December 31, 1996, respectively. Comparable figures for the same periods in fiscal 1996 were $2.3 million and $4.2 million, or 72.1% and 71.0% of total revenues, respectively.

Cost of sales as a percentage of sales revenue for the three and six months ended December 31, 1996 was 68.8% and 67.6%, respectively, compared to 72.0% and 71.1% for the same periods in fiscal 1996. The resulting improved gross margin was primarily related to the increased revenue volume. Fiscal 1997's year-to-date gross margin on sales also reflected an improvement due to an overstatement of cost of goods sold of $99,000 in the first quarter of fiscal 1996, which was corrected in the fourth quarter of fiscal 1996.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  SECOND QUARTER, FISCAL YEAR 1997 - CONTINUED


Cost of service as a percentage of service and rental revenue was 86.1% and 72.4% for the three and six months ended December 31, 1996, respectively, compared to 72.6% and 70.0% for the same periods in the prior fiscal year, respectively. The related decline in gross margin was due to the decreased revenue volume, resulting from the hotel renovation project, without a corresponding decrease in costs as the costs include a significant amount of fixed expenses.

Cost of sales, service and rental as a percentage of total revenue for the third quarter of fiscal 1997 is expected to increase modestly, compared to the third quarter of fiscal 1996, primarily because the glass company had favorable production rates and sales mix during the third quarter of fiscal 1996. This increase is also related to the expected decline in revenue from the hotel operations available to cover its fixed costs. Cost of sales, service and rental as a percentage of total revenue for the third quarter of fiscal 1997 is also expected to increase moderately compared to the second quarter of fiscal 1997 due to an expected decline in revenue volume from the glass and hotel operations available to cover fixed costs.

Marketing, general and administrative expenses totaled $917,000 and $665,000 for the three months ended December 31, 1996 and 1995, respectively. Year-to-date, marketing, general and administrative expenses totaled $1.7 million for the six months ended December 31, 1996, an increase of $454,000 compared to expenses of $1.2 million for the same period of fiscal 1996. The increased expenses were primarily related to increased sales and marketing activities. In addition, the second quarter of fiscal 1996 included $41,000 of credits related to certain reserve adjustments. Year-to-date, marketing, general and administrative expenses also increased due to the inclusion of the glass manufacturing and hotel operations for a full six months in fiscal 1997, while these operations were only included since their acquisition dates, August 1, 1995 and August 4, 1995, respectively, in the same period of fiscal 1996.

Marketing, general and administrative expenses are expected to increase moderately for the three months ended March 31, 1997, as compared to the same period in the prior fiscal year, primarily due to the increased sales and marketing activities. However, marketing, general and administrative expenses are expected to decrease moderately in the third quarter of fiscal 1997 compared to the second quarter of fiscal 1997 primarily due to decreased sales commissions resulting from the lower expected revenues.

The Company recorded net gains on investments of $278,000 and $171,000 for the three and six months ended December 31, 1996, respectively, compared to net gains of $38,000 and $681,000 for the same periods in fiscal 1996, respectively. The substantial net realized gain on investments included in the six months ended December 31, 1996 occurred because the Company sold a majority of its trading securities in order to fund the business acquisitions competed during that period. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase.

The Company recorded other income of $250,000 and $201,000 for the three and six months ended December 31, 1996, respectively, compared to other income of $35,000 and $57,000 for the same periods in the prior fiscal year. The increase resulted from the recovery of a note receivable in the second quarter of fiscal 1997 partially offset by architectural expenses related to hotel improvement projects that the Company decided not to pursue.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  SECOND QUARTER, FISCAL YEAR 1997 - CONTINUED


The Company recorded an income tax benefit from continuing operations of $9,000 for the first quarter of fiscal 1997 and an income tax provision from continuing operations of $101,000 for the six months ended December 31, 1996, as compared to income tax provisions from continuing operations of $48,000 and $373,000 for the same periods in fiscal 1996, respectively. Included in these amounts are state provisions of $32,000 and $98,000 for the three and six months ended December 31, 1996, respectively, compared to $3,000 and $99,000 for the same periods in fiscal 1996, respectively. The state income tax provisions related to the Company's Pennsylvania operations are based upon book income, as NBI does not have any net operating loss carryforwards available in Pennsylvania. The Company does have significant federal net operating loss carryforwards, as well as significant net operating loss carryforwards in several states, and, therefore, has no federal or other state income taxes payable. However, in accordance with fresh start accounting, the income tax benefit and provisions recorded do include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. The Company expects its taxable income to be significantly less than its book income in fiscal 1997, due to significant temporary differences primarily related to bad debt reserve recoveries and unrealized investment gains, resulting in lower non-cash charges to the income tax provision during fiscal 1997. The Company recorded a non-cash credit of $9,000 and a non-cash charge of $25,000 for the three and six months ended December 31, 1996, as compared to non-cash charges of $54,000 and $183,000 for the same periods of the prior fiscal year, respectively.

As of August 27, 1996, the Company has discontinued all of its operations in the computer industry segment. Therefore, it has separately reported the losses from this segment of $23,000 and $86,000 for the three and six months ended December 31, 1995, respectively, as discontinued operations. At June 30, 1996, the Company estimated the net realizable value of the sale or disposal of the discontinued operations, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the expected disposal date, and expects a moderate overall gain from the discontinued operations. This gain will be recognized when it is realized.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets increased $1.1 million to $11.3 million at December 31, 1996 from $10.2 million at June 30, 1996. The increase was primarily related to net income of $611,000 recognized for the six months ended December 31, 1996, as well an increase in hotel property and equipment funded by a mortgage note payable. The Company had negative working capital of $3.3 million at December 31, 1996, compared to working capital of $1.5 million at June 30, 1996. The decline of $4.8 million in working capital was primarily related to the reclassification of the IRS debt to current during the second quarter of fiscal 1997.

The entire outstanding principal balance on the IRS debt of $5,278,000 at December 31, 1996 is due in full on October 1, 1997 and was reclassified to current liabilities during the second quarter of fiscal 1997. In order to pay such amount, the Company will need to obtain additional debt or equity financing. The Company is currently researching various financing options; however, there can be no assurances that the Company will be able to obtain such financing or that if it is able to obtain such financing, that it will be on favorable terms. The Company's ability to continue as a going-concern is dependent upon attainment of financing sufficient to payoff the IRS debt when due.

The Company's hotel operation has committed to completion of approximately $1,000,000 in renovations to the hotel during fiscal 1997. During the second quarter of fiscal 1997, the Company completed a substantial portion of the renovations. In addition, the Company was successful in attaining a first mortgage on the hotel subsidiary's assets during the second quarter to cover these renovations.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at December 31, 1996, internally generated funds and short-term borrowings under an existing line of credit.

                                   NBI, INC.
 PART  II  -  OTHER  INFORMATION


Item  4          Results  of  Votes  of  Security  Holders
-------          -----------------------------------------

The Company's annual meeting was held on December 2, 1996. At this meeting, Jay H. Lustig and Martin J. Noonan were elected to serve as directors. In addition, certain amendments to the Company's Employee and Director Stock Option Plan were proposed at the meeting. The voting results were as follows:


                                           Votes
                            Affirmative   Withheld                   Broker
                               Votes     or Against    Abstentions  Non-votes
                             ---------   -----------   -----------  ---------



 1. To elect the nominee for the
 Board of Directors:

 Jay H. Lustig               5,362,960      135,409         --         --

 Martin J. Noonan            5,394,809      103,560         --         --

 2. To allow the grant of incentive
 stock options and the grant of
 stock options at fair market value
 under the Employee and Director
 Stock Option Plan           4,402,574      162,072      146,339     787,384




Item  6          Exhibits  and  Reports  on  Form  8-K
-------          -------------------------------------

      (a)  Exhibits

            27.  Financial  Data  Schedule

      (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   NBI,  INC.




       February  14,  1997        By:        /s/ Marjorie A. Cogan
     ---------------------           --------------------------------------
           (Date)                            Marjorie  A.  Cogan
                                      As  a  duly  authorized  officer
                                        Corporate  Controller,  Secretary
                             (Principal  Financial  and  Accounting  Officer)