Form 10QSB
period 1997-03-31
NBI INC
filed 1997-05-20
CIK 313518

PAGE
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                      OR

           [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                            Commission File Number
                                    1-8232


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



     Class                                     Outstanding at April 30, 1997
  Common Stock, par value .01  per  share                    7,977,484

                                                                          PAGE
                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                       For Quarter Ended March 31, 1997





                                                               PAGE
                                                               ----
PART    I  -  FINANCIAL  INFORMATION



Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 11

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     12 - 15


PART  II - OTHER INFORMATION                                       16

                                                                          PAGE
                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEET
                   (Amounts in Thousands Except Share Data)


                                                 March  31,      June  30,
                                                   1997            1996
                                                   ----           ----
                                                (Unaudited)
                                     ASSETS
                                     ------



Current assets:
 Cash and cash equivalents                         $     308        $  782
 Trading securities                                       57            --
 Accounts receivables, net                             1,520         1,300
 Inventories                                           2,539         2,317
 Net current assets of discontinued operations            --            31
 Other current assets                                    308           878
                                                    ---------     ---------
 Total current assets                                  4,732         5,308

Property, plant and equipment, net                     6,558         4,558
Net long-term assets of discontinued operations           --            14
Other assets                                             373           315
                                                     --------     ----------
                                                      $11,663       $10,195
                                                     =========    ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
      -------------------------------------------------------------

Current liabilities:
 Short-term borrowings and current portion
 of notes payable                                         $  1,459    $  1,454
 Current portion of IRS debt and other income taxes payable  5,301          --
 Net obligation for short-sale transactions                    --          493
 Accounts payable                                             957          952
 Accrued liabilities                                        1,180          945
 Net current liabilities of discontinued operations            14           --
                                                         ---------     --------
 Total current liabilities                                  8,911        3,844

Long-term liabilities:
 IRS debt and other income taxes payable                       --        5,362
 Notes payable                                               1,092         224
 Deferred income taxes                                         251         251
 Postemployment disability benefits                            199         214
                                                          ---------    -------
 Total liabilities                                          10,453       9,895
                                                           --------   --------

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value; 20,000,000 shares authorized;
 10,005,020 and 10,001,270 shares issued, respectively         100       100
 Capital in excess of par value                               6,183    6,181
 Accumulated deficit                                         (4,521)  (5,429)
 Foreign currency translation adjustment                        316      316
                                                           ---------   ------
                                                              2,078    1,168
 Less treasury stock, at cost (2,027,536 and 2,004,036
 shares, respectively)                                         (868)    (868)
                                                            --------  -------
 Total stockholders' equity                                   1,210      300
                                                            --------  -------
                                                            $11,663  $ 10,195
                                                           =========  ========


                             See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)





                             Three  Months  Ended          Nine  Months  Ended
                                  March  31,                    March  31,
                             1997          1996          1997          1996
                             ----          ----          ----          ----



Revenues:
 Sales                    $  2,868       $  2,280         $  9,221   $  7,359
 Service and rental            398            415            1,389      1,272
                           --------      --------         --------    -------
                             3,266          2,695            10,610     8,631
 Costs and expenses :
 Cost of sales               2,084          1,668             6,381     5,280
 Cost of service and rental    339            317             1,056       917
 Marketing, general
   and administrative          819            689             2,475     1,891
                             -----         -------           -------  -------
                             3,242          2,674             9,912     8,088
                             -----         -------           -------   ------

Income from operations          24             21               698       543

Other income (expense):
 Net gain (loss) on investments 414          (477)              585       203
 Other income and expenses, net  22            10               223        68
 Interest expense              (174)         (141)             (508)    (485)
                             -------       -------           -------    ------
                                262          (608)              300      (214)
                              -----         -----            -------    ------

Income (loss) from continuing
   operations                   286          (587)               998      329
Income tax benefit (provision)   11           196                (90)    (177)
                              ------       -------            -------   ------

Income (loss) from continuing
  operations                    297          (391)                908     152
Loss from discontinued
   operations, net of
   income tax benefit            --           (42)                --    (128)
                            -------       --------             ------  ------

Net income (loss)         $     297      $   (433)              $  908  $  24
                           =========     =========              ======  ======


Income (loss) per common share:

 Income (loss) from continuing
   operations             $     .04       $   (.06)              $  .11  $ .02
 Loss from discontinued
   operations                    --              --                   --  (.02)
                            ---------     ---------              -------  -----

 Net income (loss)     $       .04       $   (.06)              $  .11  $  --
                           ========        ========              ======  ======

Weighted average number
 of common and common equivalent
  shares outstanding          7,986            6,712               7,995  6,568
                            =======           =======             ====== =====








                            See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)




                                                          Nine  Months  Ended
                                                              March  31,
                                                           1997          1996
                                                           ----          ----


Cash flows from operating activities:
Net income                                                          $   908   $    24
Adjustments to reconcile net income to net cash
   flow provided by operating activities:
 Utilization of net operating loss carryforwards                         --        11
 Depreciation and amortization                                          420       355
 Provision for bad debts and returns                                     76        28
 Provision for writedown of inventory                                   102        43
 Gain on sales of property and equipment                                (10)       (2)
 Net unrealized loss (gain) on trading securities                      (232)      332
 Other                                                                  (55)      (49)
 Changes in assets -- decrease (increase):
 Accounts receivable                                                    (89)      (72)
 Inventory                                                             (309)      (72)
 Trading securities                                                     175      3,762
 Other current assets                                                   469       (66)
 Changes in liabilities -- (decrease) increase:
 Obligations for short-sale transactions                               (493)       --
 Accounts payable and accrued liabilities                                83      (483)
 Net liabilities of discontinued operations                             (72)       --
 Income tax related accounts                                            (61)     (838)
                                                                    --------  --------
 Net cash flow provided by operating activities                         912     2,973
                                                                    --------  --------

Cash flows from investing activities:
 Payments for business acquisitions, net of cash acquired                --    (3,521)
 Deposit on land purchase option                                         --       (50)
 Proceeds from sales of property and equipment                           22         2
 Purchases of property and equipment                                 (2,305)     (350)
                                                                    --------  --------
 Net cash flow used in investing activities                          (2,283)   (3,919)
                                                                    --------  --------

Cash flows from financing activities:
 Proceeds from borrowing                                                981        --
 Proceeds from issuance of stock, net of offering costs                  --     1,047
 Proceeds from stock option exercises                                     2        --
 Payments on notes payable                                             (171)     (336)
 Net short-term borrowings (payments)                                    63      (817)
                                                                    --------  --------
 Net cash flow provided by (used in) financing activities               875      (106)
                                                                    --------  --------

Net decrease in cash and cash equivalents                              (496)   (1,052)
Less decrease in cash and cash equivalents included in net assets
 of discontinued operations                                              22        --
 Cash and cash equivalents at beginning of period                       782     1,931
                                                                    --------  --------

Cash and cash equivalents at end of period                          $   308   $   879
                                                                    ========  ========




                                   See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                                    Nine  Months  Ended
                                                         March  31,
                                                     1997         1996
                                                     ----         ----




Supplemental disclosures of cash flow information:

Interest paid                                     $  508          $  639
                                                  =======         ======

Income taxes paid:
  Payments on IRS debt                            $   --           $  864
  Other income tax payments                          133               78
                                                   ------          ------
                                                  $  133           $  942
                                                  =======          ======





















































                             See accompanying notes.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note  1  -  Basis  of  Preparation
----------------------------------

The  accompanying  financial  statements have been prepared in accordance with the requirements of Form 10-QSB and include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. Certain items in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 manner of presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and profits have been eliminated.


Note  2  -  New  Accounting  Pronouncements
-------------------------------------------

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS
128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion (APB) No. 15, "Earnings per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.


Note  3  -    Business  Acquisitions
------------------------------------

On August 4, 1995, NBI, Inc. acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation for $2,430,000 in cash pursuant to a stock purchase agreement. During fiscal 1996, the Company changed the name of the Belle Vernon Motel Corporation to NBI Properties, Inc. NBI Properties, Inc. owns and operates an 81 room Holiday Inn in Southwestern Pennsylvania. The primary assets held by the acquired corporation consist of cash, accounts receivable, property and equipment. The Company received approval as an authorized Holiday Inn franchisee prior to the purchase transaction. The property and equipment acquired continues to be operated as a Holiday Inn Hotel.

On August 14, 1995, with an effective date of close of business on July 31, 1995, American Glass, Inc., a newly formed, wholly-owned subsidiary of NBI, Inc., completed its purchase of a majority of the assets of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania, pursuant to an asset purchase and sale agreement. L.E. Smith Glass Company is a manufacturer of handmade fine glass giftware and lighting fixtures and has been in business since 1907. The assets purchased consist primarily of accounts receivable, inventories, and property, plant and equipment. The property, plant and equipment acquired continues to be used in the manufacture of handmade fine glass giftware and lighting fixtures. The final adjusted purchase price of $5,770,000 was paid with (i) the assumption of $3,449,000 of certain liabilities at July 31, 1995,
(ii) cash, and (iii) cash proceeds from the liquidation of other current assets held by the Company.

Both acquisitions have been accounted for under the purchase method of accounting. The results of operations of these acquired businesses have been included in the accompanying Statements of Operations since the effective dates of acquisition.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note  4  -  Discontinued  Operations
------------------------------------

As of August 27, 1996, the Company has discontinued all of its operations in the computer industry segment. Therefore, it has separately reported the losses from this segment as discontinued operations for the three and nine months ended March 31, 1996. At June 30, 1996, the Company estimated the net realizable value of the sale or disposal of the discontinued operations, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the expected disposal date, and expects a moderate overall gain from the discontinued operations. This gain will be recognized when it is realized.

There was no revenue from discontinued operations for the three months ended March 31, 1997, and $395,000 of revenue from discontinued operations for the nine months ended March 31, 1997. Revenues from the discontinued operations totaled $174,000 and $498,000 for the three and nine months ended March 31, 1996, respectively.


Note  5  -  Cash  and  Cash  Equivalents
----------------------------------------

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


Note  6  -  Investments  in  Securities  and  Obligations  from  Short-Sale
---------------------------------------------------------------------------
Transactions
------------

During the three and nine months ended March 31, 1997 and 1996, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. For the quarter ended March 31, 1997, the Company recorded net realized and unrealized gains of $292,000 and $122,000, respectively, compared to net realized and unrealized losses of $66,000 and $411,000, respectively in the same quarter of the prior fiscal year. The Company recorded net realized and unrealized gains of $353,000 and $232,000, respectively, for the nine months ended March 31, 1997, compared to a net realized gain of $535,000 and a net unrealized loss of $332,000 in the same period of the prior fiscal year. During the first quarter of fiscal 1996, the Company sold a significant portion of its securities to fund its two business acquisitions.

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


Note  7  -  Inventories
-----------------------

Inventories  are  comprised  of  the  following:


                                                        March  31,
                                                           1997
                                                           ----
                                                 (Amounts  in  thousands)



 Raw materials                                            $  836
 Work in process                                             265
 Finished goods                                            1,425
 Food and beverage inventory                                  13
                                                           ------
                                                          $ 2,539
                                                           ======


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note  8  -  Property  and  Equipment
------------------------------------

Capital assets are depreciated on a straight-line basis over their useful lives shown below:


                                      Asset                    March  31,
                                      Lives                    1997
                                      -----                    ----
                                                   (Amounts  in  thousands)



 Land held for development                N/A                     $ 1,036
 Land                                     N/A                         115
 Buildings                              20-25 yrs                   2,441
 Machinery and equipment                3-10 yrs                    3,177
 Office and hotel furniture, fixtures   5-7 yrs                       917
 Construction-in-progress                N/A                          217
                                                               -----------
                                                                    7,903
 Accumulated depreciation                                          (1,345)
                                                                -----------
                                                                $    6,558
                                                                ===========




In January 1997, the Company exercised its purchase option for $1 million on approximately 88 acres of undeveloped land located in southwestern Pennsylvania. The purchase was funded by cash and cash equivalents, including $100,000 which was paid in fiscal 1996 in accordance with the terms of the agreement. The Company plans to pursue commercial development of the property.


Note  9  -  Income  Taxes
-------------------------

IRS  Debt:
----------

On October 13, 1995, the Company entered into an agreement in principle with the IRS, effective October 1, 1995. This agreement revises the payment terms provided in its settlement agreement with the IRS dated June 12, 1991, as to NBI's federal income tax liabilities for the fiscal years ended June 30, 1980 through 1988. The new agreement provided for a principal payment of $250,000, plus accrued interest for the period July 1, 1995 through September 30, 1995, at the original stated rate, and accrued interest for the period October 1, 1995 through December 31, 1995, at the rate of 7.5% per annum, which was paid upon execution of the definitive agreement on March 19, 1996. Subsequently, quarterly interest payments were due beginning April 1, 1996 through October 1, 1997. Interest was paid and accrued on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The interest rate for April 1, 1996 through October 1, 1997 is being negotiated, under the terms of the agreement, based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The Company is paying interest on the scheduled payment dates based upon the rate of 7.5% for this period until the negotiations are finalized. The remaining principal balance of $5.3 million is due in full on October 1, 1997 and is included in the current portion of the IRS debt.

In order to pay such amount, management intends to obtain additional debt or equity financing. The Company is currently researching various financing options; however there can be no assurances the Company will be able to obtain such financing. The Company's ability to continue as a going-concern is dependent upon attainment of financing sufficient to pay off the IRS debt when due.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

There is no accelerated principal amount payable in accordance with the revised agreement based upon the Company's cash and cash equivalents at March 31, 1997. Furthermore, any other accelerated principal payments due under the new agreement within the next twelve months, based upon subsequent quarter-end cash and cash equivalent positions, are not determinable at March 31, 1997.

Income  tax  provision:
-----------------------

For the three and nine months ended March 31, 1997, the Company recorded an income tax benefit of $11,000 and an income tax provision of $90,000, respectively, including state income tax provisions. These amounts were based upon book income. Due to significant temporary differences related mainly to bad debt reserve recoveries and unrealized investment gains, the Company estimates a taxable loss as of March 31, 1997.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. There was a non-cash reversal of $25,000 and no non-cash component included in the income tax benefit and provision for the three and nine months ended March 31, 1997, respectively, as no pre-reorganization net operating losses are expected to be used for fiscal year 1997.

For the three and nine months ended March 31, 1996, the Company recorded an income tax benefit of $196,000 and an income tax provision of $177,000, respectively, including state provisions. These amounts were based upon book income and included a non-cash charge of $11,000 related to the utilization of the Company's pre-reorganization net operating loss carryforwards for the nine months ended March 31, 1996.


 Note  10  -  Hotel  Improvements  and  Other  Commitments
 ---------------------------------------------------------

As  of  March 31, 1997, the Company's hotel operation had completed a majority
of  approximately  $1,000,000  in  planned  renovations.    The  remaining
improvements are expected to be completed in the fourth quarter of fiscal 1997. As a result of these renovations, the Company is now in compliance with the Holiday Inn franchise agreement provisions regarding certain property improvement requirements.

On December 3, 1996, the Company obtained a $1,000,000 bank mortgage, under a construction and term loan agreement, to fund these improvements. As of March 31, 1997, $981,000 had been advanced, of which $15,000 is included in current portion of notes payable. Advances under the note bear interest at the bank's "Basic Rate" (8.25% at March 31, 1997) plus 1%, payable monthly until July 1, 1997, at which time all improvements are to be completed. Principal and interest at 8.85% is then payable in monthly installments of $9,000. After five years, the interest rate changes to the five year U.S. Treasury rate plus 2.7%. The note is due in full July 1, 2007, and is collateralized by a first security interest in the hotel assets.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  11  -  Stockholders'  Equity
----------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At March 31,1997, 10,005,020 shares were issued including 2,027,536 held in treasury. Therefore, the Company had 7,977,484 shares issued and outstanding at March 31, 1997, including 1,500,000 shares which are unregistered.

In March 1996, the Company issued 1,500,000 unregistered shares of its common stock from shares held in treasury through a private placement stock offering. The offering resulted in net proceeds of $1,047,000 which was used by the Company first to pay obligations due to the IRS and then for operating capital of the Company. Holders of at least 50% of the shares issued have had the right to demand registration of the shares since December 1, 1996. Holders also have the right, until December 31, 1999, to have their shares registered at any time the Company registers shares for its own purpose. In March 1997, the Company filed a Form S-3 with the Securities and Exchange Commission for the purpose of registering these shares. This registration statement has not yet been declared effective.

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with an acquisition. These warrants are exercisable through December 31, 2002. As of March 31, 1997, no warrants had been exercised.


Note  12  -  Seasonal  Variations  of  Operations
-------------------------------------------------

Due to seasonal variations in these businesses, all of the Company's ongoing operations typically have their strongest revenue performance during the first fiscal quarter. Generally, the second and fourth fiscal quarters' revenues from these operations are moderately lower than in the first quarter, while the third fiscal quarter's revenue is usually significantly lower than the other quarters.


Note  13  -  Other  Income  and  Expenses
-----------------------------------------

Included in other income and expenses for the nine months ended March 31, 1997 is income of $348,000, net of legal fees, related to the recovery of a note receivable that the Company had previously established a reserve for. Also included in other income and expenses for the nine months ended March 31, 1997 were expenses of $126,000 for architect fees related to hotel improvement projects that the Company has decided not to pursue.

                                                                          PAGE

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 1997


The  statements in this discussion contain both historical and forward-looking
statements.    The  forward-looking  statements  are  based  upon  current expectations and the actual results could differ materially from those anticipated. Factors that may affect such forward-looking statements include, among others, competitive factors and pricing pressures, loss of significant customers, availability of raw materials, labor disputes, investment results, ability to obtain financing, adequacy of insurance coverage, reliance on key personnel, inflation and general economic conditions.

RESULTS  OF  OPERATIONS

Revenues from continuing operations for the third quarter of fiscal year 1997 increased $571,000, or 21.2%, to $3.3 million from $2.7 million in the third quarter of the prior fiscal year. Year-to-date, revenues totaled $10.6 million for the nine months ended March 31, 1997, an increase of $2.0 million, or 22.9%, as compared to the same period of fiscal 1996.

Sales revenue of $2.9 million for the quarter ended March 31, 1997 increased $588,000, or 25.8%, from the same period of the prior fiscal year. For the nine months ended March 31, 1997, sales revenue totaled $9.2 million, an increase of $1.9 million, or 25.3% compared to the same period in fiscal 1996. The sales revenue growth was primarily related to expanded market penetration by the glass company resulting from its increased focus on the smaller individually-owned stores. Year-to-date, the sales revenue also included an increase resulting from the inclusion of a full nine months of revenue from the L.E. Smith Glass Company during the fiscal period ended March 31, 1997, compared to revenues for the period August 1, 1995, its acquisition date, through March 31, 1996 included in the same period of fiscal 1996. In addition, the Company had increased sales revenue from Krazy Colors, Inc. for the three and nine months ended March 31, 1997, as compared to the same periods in fiscal 1996 resulting from a large order from a new catalog distributor.

Service and rental revenue totaled $398,000 and $1.4 million for the three and nine months ended March 31, 1997 respectively, as compared to $415,000 and $1.3 million for the same periods in fiscal 1996. The decline in revenues during the third quarter of fiscal 1997 compared to fiscal 1996 was experienced because the third quarter of fiscal 1996 included increased occupancy rates related to bookings from flood assistance organizations and inclement weather activity. This decline was significantly offset by a moderate increase in food and beverage revenues from the hotel. The increased revenues year-to-date resulted from the inclusion of nine full months of revenue from the hotel during fiscal 1997, compared to revenues for the period August 4, 1995, its acquisition date, through March 31, 1996 included in the same period of fiscal 1996, partially offset by a decrease in revenues during the second quarter of fiscal 1997 resulting from a reduction in available rooms at the Belle Vernon Holiday Inn due to the hotel renovation activity.

Total revenues from continuing operations are expected to increase moderately for the three months ended June 30, 1997, as compared to the same period in the prior fiscal year, primarily due to increased sales efforts for the glass manufacturing company, partially offset by an expected decline in revenues from the paint manufacturing company due to a refocus of the sales efforts. Total revenues for the fourth quarter of fiscal 1997 are expected to increase slightly compared to the third quarter of fiscal 1997, primarily due to increased activity at the Belle Vernon Holiday Inn resulting from seasonal variations, partially offset by a decline in expected revenues from Krazy Colors.

Cost of sales, service and rental was 74.2% and 73.7% of total revenue for the three months ended March 31, 1997 and 1996, respectively. For the nine months ended March 31, 1997 and 1996, cost of sales, service and rental were 70.1% and 71.8% of total revenue, respectively.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 1997 - CONTINUED


Cost of sales as a percentage of sales revenue for the three months ended March 31, 1997 was 72.7% compared to 73.2% for the same period in fiscal 1996. The resulting improved gross margin was primarily related to the increased revenue volume of Krazy Colors, Inc., as the gross margin on the sales from L.E. Smith Glass Company remained steady. For the nine months ended March 31, 1997 and 1996, cost of sales as a percentage of sales revenue was 69.2% and 71.8%, respectively. Fiscal 1997's year-to-date gross margin on sales reflected an improvement due to an overstatement of cost of goods sold of $99,000 in the first quarter of fiscal 1996, which was corrected in the fourth quarter of fiscal 1996, as well as an improvement resulting from the increased revenue volume of both the glass company and paint manufacturing operations.

Cost of service as a percentage of service and rental revenue was 85.2% and 76.4% for the three months ended March 31, 1997, and 1996, respectively. The related decline in gross margin occurred primarily due to the lower room rental volume experienced during the third quarter of fiscal 1997, as the Company realizes more favorable gross margin on room rentals than on food and beverage services. In addition, the hotel had increased fixed costs for the three months ended March 31, 1997 compared to the same period in fiscal 1996, resulting from additional depreciation and amortization related to the renovations completed during fiscal 1997. For the nine months ended March 31, 1997 and 1996, cost of service and rental and a percentage of service and rental revenue was 76.0% and 72.1%, respectively. Fiscal 1997's year-to-date gross margin decline was also affected by the decreased revenue volume during the second quarter of fiscal 1997 resulting from the hotel renovation project, without a corresponding decrease in costs, as the costs include a significant amount of fixed expenses.

Cost of sales, service and rental as a percentage of total revenue for the fourth quarter of fiscal 1997 is expected to increase modestly, compared to the fourth quarter of fiscal 1996, primarily due to a less favorable sales mix from the glass company expected during the fourth quarter of fiscal 1997. This increase is also due to a projected increase in costs from the hotel operations primarily resulting from additional depreciation and amortization related to the renovations completed during fiscal year 1997. Cost of sales, service and rental as a percentage of total revenue for the fourth quarter of fiscal 1997 is also expected to increase slightly compared to the third quarter of fiscal 1997 due to the projected sales mix of the glass company, as well as an expected decline in revenue volume from the paint manufacturing operation available to cover fixed costs, partially offset by improved margins on the hotel operations resulting from an expected increase in revenues.

Marketing, general and administrative expenses totaled $819,000 and $689,000 for the three months ended March 31, 1997 and 1996, respectively. The increased expenses were primarily related to increased sales and marketing activities. In addition, the third quarter of fiscal 1997 included an accrual for the CEO bonus, based upon the provisions of his employment agreement, due to the reported pre-tax income for this quarter, whereas the Company recorded an accrual reversal in the same period of the prior fiscal year, due to the
pre-tax  loss  incurred  during  that  quarter.    Marketing,  general  and
administrative expenses totaled $2.5 million for the nine months ended March 31, 1997, an increase of $584,000 compared to expenses of $1.9 million for the same period of fiscal 1996. The year-to-date increase in marketing, general and administrative expenses was also affected by the inclusion of the glass manufacturing and hotel operations for a full nine months in fiscal 1997, while these operations were only included since their acquisition dates, August 1, 1995 and August 4, 1995, respectively, in the same period of fiscal 1996. In addition, the nine months ended March 31, 1996 included $41,000 of credits related to certain reserve adjustments.

Marketing, general and administrative expenses are expected to increase moderately for the three months ended June 30, 1997, as compared to both the same period in the prior fiscal year and the third quarter of fiscal 1997, primarily due to the increased sales and marketing activities.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 1997 - CONTINUED


The Company recorded net gains on investments of $414,000 and $585,000 for the three and nine months ended March 31, 1997, respectively, compared to a net loss on investments of $477,000 and a net gain on investments of $203,000 for the same periods in fiscal 1996, respectively. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase.

The Company recorded net other income of $22,000 and $10,000 for the quarters ended March 31, 1997 and 1996, respectively. For the nine months ended March 31, 1997 and 1996, the Company had net other income of $223,000 and $68,000, respectively. The year-to-date increase resulted from the recovery of a note receivable in the second quarter of fiscal 1997, partially offset by architectural expenses related to hotel improvement projects that the Company decided not to pursue.

The Company recorded an income tax benefit from continuing operations of $11,000 for the third quarter of fiscal 1997 and an income tax provision from continuing operations of $90,000 for the nine months ended March 31, 1997, as compared to an income tax benefit from continuing operations of $196,000 and an income tax provision from continuing operations of $177,000 for the same periods in fiscal 1996, respectively. Included in these amounts are state income tax provisions of $24,000 and $122,000 for the three and nine months ended March 31, 1997, respectively, compared to $4,000 and $103,000 for the same periods in fiscal 1996, respectively. The state income tax provisions are primarily related to the Company's Pennsylvania operations. NBI does not have any net operating loss carryforwards available in Pennsylvania; however it does have significant federal net operating loss carryforwards, as well as significant net operating loss carryforwards in several other states. Therefore, the Company has no federal or other state income taxes payable. In accordance with fresh start accounting, the income tax benefit and provisions recorded do include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. The Company expects a taxable loss in fiscal 1997, due to significant temporary differences primarily related to bad debt reserve recoveries and unrealized investment gains, resulting in lower non-cash charges to the income tax provision during fiscal 1997.
Accordingly, there was no non-cash component included in the income tax provision for the nine months ended March 31, 1997, compared to a non-cash charge of $11,000 for the nine months ended March 31, 1996.

As of August 27, 1996, the Company has discontinued all of its operations in the computer industry segment. Therefore, it has separately reported the losses from this segment of $42,000 and $128,000 for the three and nine months ended March 31, 1996, respectively, as discontinued operations. At June 30, 1996, the Company estimated the net realizable value of the sale or disposal of the discontinued operations, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the expected disposal date, and expects a moderate overall gain from the discontinued operations. This gain will be recognized when it is realized.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets increased $1.5 million to $11.7 million at March 31, 1997 from $10.2 million at June 30, 1996. The increase was primarily related to net income of $908,000 recognized for the nine months ended March 31, 1997, as well an increase in hotel property and equipment, related to the renovations, which was funded by a mortgage note. The Company had negative working capital of $4.2 million at March 31, 1997, compared

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 1997 - CONTINUED


to working capital of $1.5 million at June 30, 1996. The decline of $5.7 million in working capital was primarily related to the reclassification of the IRS debt to current during the second quarter of fiscal 1997. In addition, in January 1997, the Company exercised its purchase option for $1 million on approximately 88 acres of undeveloped land located in southwestern Pennsylvania. The purchase was funded by cash and cash equivalents. The Company plans to pursue commercial development of the property and is currently researching financing options to fund the project.

The entire outstanding principal balance on the IRS debt of $5,278,000 at March 31, 1997 is due in full on October 1, 1997 and was reclassified to current liabilities during the second quarter of fiscal 1997. In order to pay such amount, the Company will need to obtain additional debt or equity
financing.    The  Company is currently exploring various financing options;
however, there can be no assurance that the Company will be able to obtain such financing or that if it is able to obtain such financing, that it will be on favorable terms. The Company's ability to continue as a going-concern is dependent upon attainment of financing sufficient to pay off the IRS debt when due.

As  of  March 31, 1997, the Company's hotel operation had completed a majority
of  approximately  $1,000,000  in  planned  renovations.    The  remaining
improvements are expected to be completed in the fourth quarter of fiscal 1997. As a result of these renovations, the Company is now in compliance with the Holiday Inn franchise agreement provisions regarding its property improvement requirements. During the second quarter of fiscal 1997, the Company was successful in obtaining a first mortgage on the hotel assets to fund these renovations.

The Company's glass manufacturing operation is in process of obtaining a long-term loan to finance approximately $650,000 of capital expenditures expected to be completed within the next six months.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at March 31, 1997, internally generated funds and short-term borrowings.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  6          Exhibits  and  Reports  on  Form  8-K
-------          -------------------------------------

(a)   Exhibits

          27.  Financial  Data  Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            NBI,  INC.




       May  20,  1997        :         /s/ Marjorie A. Cogan
      ----------------       -------------------------------------------
          (Date)                           Marjorie  A.  Cogan
                                     As  a  duly  authorized  officer
                                  Corporate  Controller,  Secretary
                            (Principal  Financial  and  Accounting  Officer)