Form 10KSB/A
period 1996-06-30
NBI INC
filed 1997-07-23
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             FORM 10 - KSB/A No. 2

[  X  ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934
                      For Fiscal Year Ended June 30, 1996

                                      OR

[        ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For the transition period from_________________ to__________________

                            Commission File Number
                                    1-8232


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

COMMON STOCK ACTIVITY: On December 7, 1994, the Company's common stock was delisted from the Pacific Stock Exchange due to its inability to meet certain minimum stockholders' equity requirements. The Company's common stock is now traded over-the-counter under the symbol NBII. The following table sets forth the high and low bid prices for the common stock for the fiscal periods specified. The quotations of the Company's common stock reflect inter-dealer prices, without any retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.





Fiscal 1996            High           Low
-----------            ----          ----

First Quarter   $      1 1/4        $  1/8
Second Quarter         1 1/8           5/8
Third Quarter            7/8           3/4
Fourth Quarter         13/16         11/16

Fiscal 1995            High           Low
--------------         -----         -----

First Quarter           3/16          1/16
Second Quarter          3/16          1/25
Third Quarter            1/8          1/25
Fourth Quarter           1/8          1/16



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




                    /s/  BDO  Seidman,  LLP
                    BDO  Seidman,  LLP





Denver,  Colorado
August  21,  1996,  except  for  Note  3  which  is
   as  of  August  27,  1996

                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1996
                   (Amounts in thousands, except share data)









ASSETS
------

Current assets:
 Cash and cash equivalents                                              $782
 Accounts receivable, less allowance for doubtful accounts of $83      1,300
 Inventories                                                           2,317
 Net current assets of discontinued operations                            31
 Other current assets                                                    878
                                                                     -------
 Total current assets                                                  5,308

Property, plant and equipment, net                                     4,558
Net long-term assets of discontinued operations                           14
Other assets                                                             315
                                                                     -------
                                                                     $10,195
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable           $1,454
 Obligation for short-sale transactions                                  493
 Accounts payable                                                        952
 Accrued liabilities                                                     945
                                                                     -------
 Total current liabilities                                             3,844
 Long-term liabilities:
 Income taxes payable                                                  5,362
 Notes payable                                                           224
 Deferred income taxes                                                   251
 Postemployment disability benefits                                      214
                                                                     -------
 Total liabilities                                                     9,895
                                                                     -------

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value (20,000,000 shares
        authorized; 10,001,270 shares issued)                            100
 Capital in excess of par value                                        6,181
 Accumulated deficit                                                  (5,429)
 Foreign currency translation adjustment                                 316
                                                                     -------
                                                                       1,168
 Less treasury stock, at cost (2,004,036 shares)                        (868)
                                                                     -------
 Total stockholders' equity                                              300
                                                                     -------
                                                                     $10,195
                                                                    ========



           See accompanying notes to consolidated financial statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 1996 and 1995
                 (Amounts in thousands, except per share data)







                                                        1996     1995
                                                       ------   ------



Revenues:
Sales                                                  $9,972   $  115
Service and rental                                      1,795       --
                                                       -------  -------
                                                       11,767      115
Costs and expenses:
Cost of sales                                           7,172       95
Cost of service and rental                              1,273       --
Marketing, general and administrative                   2,702      919
                                                       -------  -------
                                                       11,147    1,014
                                                       -------  -------
Income (loss) from operations                             620     (899)
                                                       -------  -------

Other income (expense):
Interest income                                            28      183
Net gain on investments                                   354    2,210
Other income                                               50       32
Interest expense                                         (655)    (741)
                                                       -------  -------
                                                         (223)   1,684
                                                       -------  -------

Income from continuing operations before provision
for income taxes and cumulative effect of change
in accounting method                                      397      785
Provision for income taxes                               (172)      --
                                                       -------  -------

Income from continuing operations before cumulative
effect of change in accounting method                     225      785
Loss from discontinued operations, net of income tax
benefit of $68 in 1996 and $0 in 1995                    (137)    (997)
Cumulative effect of change in accounting method           --     (271)
                                                        -------  -------
Net income (loss)                                      $   88   $ (483)
                                                        =======  =======


Income (loss) per common share:
Income from continuing operations before cumulative
   effect of change in accounting method                  .03      .12
Loss from discontinued operations                        (.02)    (.15)
Cumulative effect of change in accounting method           --     (.04)
                                                       -------  -------
Net income (loss)                                      $  .01   $ (.07)
                                                       =======  =======

Weighted average number of common and
common equivalent shares outstanding                    6,923    6,743
                                                       =======  =======




          See accompanying notes to consolidated financial statements.

                                   NBI, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      Years Ended June 30, 1996 and 1995
                   (Amounts in thousands, except share data)









                                         Common                               Foreign
                              Number of  Stock         Capital in             Currency
                              Common      (Par Value   Excess of  Accumulated Translation    Treasury
                              Shares     $       .01)  Par Value    Deficit   Adjustment       Stock    Total
                              ---------  ------------  ---------------------  ------------   --------  --------

Balance July 1, 1994         10,001,270   $ 100        $ 5,769      $(5,034)   $  304        $(1,400)  $ (261)

Foreign currency translation
  adjustment                         --      --             --           --         7             --        7
Treasury stock purchases             --      --             --           --        --           (117)    (117)
Net loss for the year
  ended June 30, 1995                --      --             --         (483)       --             --     (483)
                            ------------  -------     ---------     --------    ------       --------   ------

Balance June 30, 1995         10,001,270    100          5,769       (5,517)       311         (1,517)   (854)


Foreign currency translation
  adjustment                          --     --             --           --         5            --         5

Proceeds from private
  placement, net of
  offering costs                      --     --            398           --        --            649    1,047

Other                                 --     --             14           --        --             --       14

Net income for the year
  ended June 30, 1996                 --     --             --           88        --             --       88
                            ------------  -------    ---------      --------  ---------     ---------  ------

Balance June 30, 1996         10,001,270  $ 100        $ 6,181     $ (5,429)    $ 316        $  (868)  $  300
                            ============  =======    =========     =========  =========     =========  ======














                  See accompanying notes to consolidated financial statements.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)






                                                            Year  Ended
                                                             June  30,
                                                         1996          1995
                                                         ----          ----





Cash flows from operating activities:
Net income (loss)                                       $    88     $  (483)
Adjustments to reconcile net income (loss) to net cash
 flow provided by operating activities:
 Depreciation and amortization                               480        131
 Provisions for (reduction in) bad debt allowance            125        (27)
 Provisions for writedown of inventories                     123         23
 Provision for impairment of property and equipment           --         14
 Loss (gain) on sales of property and equipment               (2)         6
 Net unrealized loss (gain) on trading securities            309     (2,609)
 Gain on sale of subsidiary                                   --       (279)
 Cumulative effect of accounting change                       --        271
 Other                                                       (49)        32
 Changes in assets -- decrease (increase):
 Accounts receivable                                        (144)       482
 Inventories                                                (276)       (37)
 Trading securities                                        4,010     (1,715)
 Marketable securities                                        --      5,086
 Other current assets                                        (85)       386
 Changes in liabilities -- (decrease) increase:
 Accounts payable and accrued liabilities                   (272)      (391)
 Income tax related accounts                                (897)      (666)
                                                           --------  --------
 Net cash flow provided by operating activites              3,410       224
                                                           --------  --------

Cash flows from investing activities:
 Payments for business acquisitions, net of cash acquired  (3,483)     (288)
 Proceeds from sales of property and equipment                  2        55
 Purchases of property and equipment                         (636)      (20)
 Collections from notes receivable                             --       350
 Issuance of notes receivable                                  --      (350)
 Payments for land option                                    (108)       --
 Proceeds from sale of subsidiary                              --        89
                                                           --------  --------
 Net cash flow used in investing activities                (4,225)     (164)
                                                           --------  --------





                         (continued on following page)





          See accompanying notes to consolidated financial statements

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)





                                                       Year  Ended
                                                         June  30,
                                                      1996          1995
                                                      ----          ----




Cash flows from financing activities:
 Proceeds from issuance of stock, net of
    offering costs                                    1,047         --
 Purchases of treasury stock                             --       (117)
 Payments on notes payable                             (462)      (126)
 Net  payments on line of credit and short-term
    margin borrowings                                  (871)      (600)
                                                     ---------  -------
 Net cash flow used in financing activities            (286)      (843)
                                                     ---------  -------

Effects of exchange rates on cash                         5          6
                                                     --------   -------

Net decrease in cash and cash equivalents            (1,096)      (777)

Less cash and cash equivalents reclassified to net
  current assets of discontinued operations at
    June 30, 1996                                       (53)        --

Cash and cash equivalents at beginning of year        1,931      2,708
                                                     --------  --------

Cash and cash equivalents at end of year            $   782    $ 1,931
                                                     ========  ========





Supplemental disclosures of cash flow information:


 Interest paid                                      $   676    $  749
                                                      ======== ========

 Income taxes paid                                  $   973    $  666
                                                      ======== ========


 Noncash purchases of property, plant and equipment
 included in accounts payable at end of year        $   127   $   --
                                                      ========  ========











             See accompanying notes to consolidated financial statements.

                                   NBI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995


1. Summary  of  Significant  Accounting  Policies
   ----------------------------------------------

BUSINESS DESCRIPTION: With the business acquisitions completed during the first quarter of fiscal 1996 (see Note 2), the Company now operates primarily in the glass manufacturing and hotel operations industries. Both of these operations are located in southwestern Pennsylvania. The Company also owns 80% of a small children's paint and novelty toy manufacturing company in Las Vegas, Nevada. Previously, the Company operated primarily in the computer industry. Those operations have been discontinued and reported separately (see Note 3).

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 80% owned children's paint and novelty toy manufacturing subsidiary. All significant intercompany accounts, transactions and profits have been eliminated. The Company records the minority interest in consolidated net assets equal to the minority's percentage ownership in the net assets of the subsidiary entity, to the extent the minority interest is positive. At June 30, 1996, the minority interest in the children's paint manufacturing subsidiary was a deficit balance and was limited to zero, accordingly. The minority's share of income (losses) is shown as a separate component of consolidated net income, if significant. In addition, the minority's share of losses are recorded only until the minority interest in the net asset of the subsidiary has been reduced to zero.

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

INVESTMENTS  IN  SECURITIES:

The Company's accounting policies for investments in securities are as follows:

Trading securities:  Trading securities are held for resale in anticipation of
------------------
short-term market movements. These types of securities, consisting of marketable debt and equity securities, are stated at fair market value. Gains and losses, both realized and unrealized, are included in net gain (loss) on investments when incurred. All dividends, interest and discount or premium amortization is included in interest income as earned. Cash flows from purchases and sales of trading securities are classified as cash flows from operating activities rather than from investing activities.

Securities  held-to-maturity:    Debt  securities  are  classified  as
-----------------------------
held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Interest earned on securities classified as held-to-maturity, including any discount or premium amortization, is included in interest income as earned.

Available  for  Sale:    Marketable  equity securities and debt securities not
---------------------
classified as either trading or held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net gain (loss) on investments and other income (expense) when incurred. The cost of securities sold is based on the specific identification method. Interest and dividends earned on securities classified as available-for-sale, including any discount or premium amortization, are included in interest income as earned.

INVENTORIES:    Inventories are stated at the lower of cost (at standard which approximates first-in, first-out method) or market and are comprised of the following at June 30, 1996:





Raw Materials                      $  712,000
Work in Process                       303,000
Finished Goods                      1,291,000
Food and Beverage Inventory            11,000
                                   ----------
                                  $ 2,317,000
                                   ==========



PROPERTY, PLANT AND EQUIPMENT: Capital assets are recorded at cost and are depreciated on a straight-line basis over the following lives:





Asset Type                             Life
---------                              ----
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

REVENUE RECOGNITION: Revenue from sales of products from all operations is recognized when title passes, generally when the goods are shipped. Service and rental revenue from the hotel operations is recognized when it is provided.

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

Unaudited  proforma  consolidated  results  of  operations:


                                                           Year  Ended
                                                            June  30,
                                                        1996          1995
                                                        ----          ----
                                                    (Amounts  in  thousands,
                                                     except  per  share  data)








 Revenue                                               $ 12,591     $ 10,090
                                                        =========   ========

 Income from continuing operations before cumulative
      effect of accounting change                      $    257     $  1,506
                                                        ========    ========

 Net income                                            $    120     $    238
                                                        ========    ========


 Income per common share from continuing operations
  before cumulative effect of accounting change        $    .04     $    .22
                                                        ========    ========

 Net income per common share                           $    .02     $    .04
                                                        ========    ========



3. Discontinued  Operations
   ------------------------

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


 4. Cash  and  Cash  Equivalents
    ----------------------------

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.

 5. Investments in Securities and Obligations from Short-Sale Transactions
    ----------------------------------------------------------------------

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


6. Other  Current  Assets
   ----------------------

Other current assets, totaling $878,000 at June 30, 1996, included a receivable of $498,000 for proceeds from short sale transactions (see Note 5). The proceeds were subsequently received on July 3, 1996. Also included in other current assets at June 30, 1996, was restricted cash of $70,000, representing amounts held in trust for payments under self insurance plans.


7. Property,  Plant  and  Equipment
   --------------------------------




                                                   June  30,
                                                     1996
                                                    ------
                                            (Amounts  in  thousands)



Land                                              $   113
Buildings                                           1,929
Machinery and equipment                             2,730
Office and hotel furniture and fixtures               479
Construction in-progress                              303
                                               -----------
                                                    5,554
Accumulated depreciation                             (996)
                                               -----------
                                                   $4,558
                                               ===========




Total depreciation expense from continuing operations was $435,000 and $42,000 for the years ended June 30, 1996 and 1995, respectively.


8. Other  Assets
   -------------

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

9. Income  Taxes
   -------------

IRS  Debt:
----------

On October 13, 1995, the Company entered into an agreement in principle with the IRS, effective October 1, 1995. This agreement revises the payment terms provided in its settlement agreement with the IRS dated June 12, 1991 as to NBI's federal income tax liabilities for the fiscal years ended June 30, 1980 through 1988. The new agreement provided for a principal payment of $250,000, plus accrued interest for the period July 1, 1995 through September 30, 1995, at the original stated rate, and accrued interest for the period October 1, 1995 through December 31, 1995, at the rate of 7.5% per annum, which was paid upon execution of the definitive agreement on March 19, 1996. Subsequently, quarterly interest payments are due beginning April 1, 1996 through October 1, 1997. Interest was paid and accrued on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The interest rate for April 1, 1996 through October 1, 1997 is being negotiated, under the terms of the agreement, based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The Company is paying interest on the scheduled payment dates based upon the rate of 7.5% for this period until the negotiations are finalized. The remaining principal balance is due in full on October 1, 1997.

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

Income  Tax  Provision  and  Deferred  Income  Taxes:
-----------------------------------------------------

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

For the years ended June 30, 1996 and 1995, the provision for income taxes is included in the consolidated statements of operations as follows:


                                                    1996       1995
                                                  ----          ----
                                               (Amounts  in  thousands)





 Continuing operations                              $ 172      $     --
 Discontinued operations (benefit)                    (68)           --
                                                    -------      --------
                                                    $ 104      $     --
                                                    ========     ========




 The provision for income taxes from continuing operations for the years ended June 30, 1996 and 1995 consisted of:



 Federal:                                             1996              1995
                                                      ----              ----
                                                    (Amounts  in  thousands)



 Current                                              $   --         $    --
 Deferred                                                 82              --
                                                       ------         -------
                                                          82              --
                                                       ------         -------

State and other:
 Current                                                  90              --
 Deferred                                                 --              --
                                                       ------         -------
                                                          90              --
                                                       ------          ------

 Total                                               $   172         $   --
                                                       =======       ========



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

The  reconciliation  of  income  taxes  from continuing operations at the U.S.
federal  statutory  tax  rate  to  the  effective  tax  rate  is  as  follows:


                                                         1996       1995
                                                         ----       ----
                                                     (Amounts  in  thousands)



 Federal tax expense computed at 34% on income from
    continuing operations before provision for income
    taxes and cumulative effect of change in
    accounting method                                   $ 135      $ 265

 State taxes, net of federal benefit                       86         --

 Change in the balance of the valuation
    allowance for deferred tax assets and other           (49)      (265)
                                                        ------     ------

 Total tax provision for income taxes                   $ 172     $  --
                                                        =======   =======


Significant components of the Company's deferred tax liabilities and assets as of June 30, 1996 are as follows:



                                                             1996
                                                             ----
                                                    (Amounts  in  thousands)



 Deferred tax assets:
 Current
 Other - net                                             $    499
 Noncurrent
 Net operating loss carryforwards                          20,668
 Interest portion of IRS Settlement amount                    930
 Capital loss carryforwards                                   529
 Tax basis in subsidiaries                                    599
 Other - net                                                  340
                                                         --------
 Total deferred tax assets                                 23,565

 Valuation allowance for deferred tax assets              (23,260)

                                                         ---------
 Net deferred tax assets                                      305
                                                         ---------

 Deferred tax liabilities:
 Noncurrent
 Other - net                                                   90
 Basis difference in fixed assets acquired
     with Belle Vernon Motel acquisition                      466
                                                         ---------

 Total deferred tax liabilities:                              556
                                                         ---------

 Net deferred tax asset (liability)                     $    (251)
                                                         =========




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


 10.          Accrued  Liabilities
              --------------------


                                                   1996
                                                 --------
                                         (Amounts  in  thousands)



 Accrued interest                                    $ 196
 Payroll and related benefits and taxes                378
 Acquired liabilities under previously self-insured
    health and other benefit plans                     210
 Other                                                 161
                                                    -------
                                                     $ 945
                                                   ========


11. Notes  Payable  and  Short-term  Borrowings
    -------------------------------------------

The following summarizes the Company's notes payable and short-term borrowings outstanding at June 30, 1996:


                                                                  June  30,
                                                                     1996
                                                                      ----
                                                      (Amounts  in  thousands)



Revolving bank credit note of $2,000,000, due October 31, 1996, interest at bank's prime rate (8.25% at June 30, 1996) plus
1 1/4% or less, depending upon attainment of certain financial ratios as defined in the agreement; collateralized by a first security interest in all accounts receivable, inventories and
personal property of the glass manufacturing company               $ 1,247

8.75% bank note payable; payable in monthly installments of
$8,333 through July 1999; cross collateralized with the
revolving credit note above                                            292

 Other                                                                 139
                                                                     ------

Total notes payable and short-term borrowings                        1,678

Current portion                                                     (1,454)
                                                                    -------

Long-term portion of notes payable                                  $  224
                                                                    =======



 The principal maturities of notes payable and short-term borrowings for each of the fiscal years following June 30, 1996 are: 1997 - $1,454,000; 1998 - $128,000; and 1999 - $96,000.


12. Postemployment  Benefits
    ------------------------

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

13. Commitments  and  Contingencies
    -------------------------------

Lease  Commitments:
-------------------

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

Other  Commitments  and  Contingencies:
---------------------------------------

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


14. Stockholders'  Equity
    ---------------------

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


15. Stock  Options
    --------------

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

The following table summarizes, by number of shares, option transactions under all plans:



                            Employee    Other                 Option Price
                              Plan     Options     Total        Per Share       Aggregate
                            --------  --------    -------        ---------      ---------
                                                                                (Amounts in
                                                                                 thousands)

Outstanding July 1, 1994     431,000   550,000    981,000        $.25 - .77  $      509
 Granted                     125,000        --    125,000         .38                48
 Exercised                        --        --         --                            --
 Forfeited                  (311,000)       --   (311,000)        .38              (118)
                            ---------  -------  ----------                   -----------
 Outstanding June 30, 1995   245,000   550,000    795,000         .25 - .77         439

 Granted                     360,000        --    360,000         .88               316
 Exercised                        --        --         --                            --
 Forfeited                    (3,500)       --     (3,500)        .38                (1)
                             -------   -------  ----------                  -----------
 Outstanding June 30, 1996   601,500   550,000  1,151,500        $.25 - .88  $      754
                            =========  =======  ==========                   ===========


Options exercisable
 at June 30, 1996            216,375   350,000    566,375
                            =========  =======  ==========







16. Segment  Information
    --------------------

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

As of June 30, 1996, approximately 60% of the Company's employees were covered by collective bargaining agreements expiring in fiscal 1999.



                                        Year                    Year
                                        ended                   ended
                                   June  30,  1996            June  30,  1995
                                   ---------------           ---------------
                                           (Amounts  in  thousands)



Revenue from continuing operations:
 Glass manufacturing                  $    9,500                   $      --
                                      ===========                 ===========
 Hotel operations                     $    1,795                   $      --
                                      ===========                 ===========
 Other operations                     $      472                   $      115
                                     ============                 ===========


Operating income (loss):
 Glass manufacturing                 $     1,285                  $      --
                                     ===========                  ============
 Hotel operations                    $       159                  $       --
                                     ===========                  ============
 Other operations                    $      (135)                 $      (69)
                                     ===========                  ============

Identifiable assets:
 Glass manufacturing                $      6,240                  $        --
                                    =============                 ============
 Hotel operations                   $      2,062                  $        --
                                   =============                  ============
 Other operations                   $        592                  $       541
                                   =============                  ===========


Additions to property, plant and equipment:
 Glass manufacturing                $        422                  $       --
                                   =============                   ===========
 Hotel operations                   $        307                  $       --
                                    ============                   ============
 Other operations                   $         28                  $       --
                                    ============                   ============


Depreciation and amortization:
 Glass manufacturing               $         343                  $        --
                                   =============                  ============
 Hotel operations                  $          80                  $        --
                                   =============                   ============
 Other operations                  $          36                  $        16
                                   =============                   ============


17. Related  Party  Transactions
    ----------------------------

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


                                            NBI,  Inc.




July  22,  1997              By:    /s/  MARJORIE  A.  COGAN
---------------             ----------------------------
                                  As  a  duly  authorized  officer
                                 Corporate  Controller,  Secretary
                             (Principal  Financial  and  Accounting  Officer)