Form 10QSB/A
period 1996-09-30
NBI INC
filed 1997-07-23
CIK 313518

PAGE
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                              FORM 10-QSB/A No. 1


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
                                                [X]  YES              [  ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class                                        Outstanding  at  October  31,1996
-----                                        ---------------------------------
Common  Stock,  par  value  $.01  per  share              8,000,984

                                                                          PAGE
                                   NBI, INC.
                         INDEX TO FORM 10-QSB/A No. 1

                    For  Quarter  Ended  September  30,  1996





               PAGE
               ----
PART    I  -  FINANCIAL  INFORMATION



Item I:

Consolidated Funancial Statements (unaudited)                         3 - 6

Supplementary Notes to Consolidated Financial Statements (unaudited)  7 - 10


                                                                          PAGE
                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)


                                        September  30,          June  30,
                                           1996                  1996
                                           ----                  ----
                                        (Unaudited)


                                ASSETS
                             -------------

Current assets:
 Cash and cash equivalents              $    649                $  782
 Accounts receivable, net                  1,957                 1,300
 Inventories                               2,332                 2,317
 Net current assets of discontinued
      operations                              47                    31
 Other current assets                        367                   878
                                         --------              --------
 Total current assets                      5,352                 5,308

Property, plant and equipment, net         4,738                 4,558
Net long-term assets of discontinued
     operations                               16                    14
Other assets                                 313                   315
                                         --------               --------
                                        $ 10,419               $ 10,195
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

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value; 20,000,000
   shares authorized; 10,001,270
    shares issued                            100                   100
 Capital in excess of par value            6,235                 6,181
 Accumulated deficit                      (5,322)               (5,429)
 Foreign currency translation adjustment     316                   316
                                         --------              --------
                                           1,329                 1,168
 Less treasury stock, at cost (2,000,286
   and 2,004,036 shares at September 30
    and June 30, respectively)              (866)                 (868)
                                         --------              --------
 Total stockholders' equity                  463                   300
                                         --------              --------
                                        $ 10,419              $ 10,195
                                         ========              ========


                                     See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)



                                                 Three  Months  Ended
                                                    September  30,
                                                1996            1995
                                                ----            ----




PAGE
Revenues:
 Sales                                         $  3,148       $  2,424
 Service and rental                                 594            350
                                                 -------        -------
                                                  3,742          2,774
 Costs and expenses:
 Cost of sales                                    2,092          1,700
 Cost of service and rental                         375            232
 Marketing, general and administrative              739            537
                                                 -------        -------
                                                  3,206          2,469
                                                 -------        -------

 Income from operations                             536            305

Other income (expense):
 Net gain (loss) on investments                    (107)           643
 Other income (expense)                             (49)            22
 Interest expense                                  (163)          (187)
                                                 -------        -------
                                                   (319)           478
                                                  ------        -------

 Income from continuing operations before
    provision for income taxes                      217            783
Provision for income taxes                         (110)          (325)
                                                 -------        -------

Income from continuing operations                   107            458
Loss from discontinued operations, net of
    income tax benefit of $32 in 1995                --            (63)
                                                 -------        -------
Net income                                       $  107         $  395
                                                 =======        =======

Income per common share:
 Income from continuing operations               $  .01         $  .07
 Loss from discontinued operations                   --           (.01)
                                                 -------        -------
 Net income                                      $  .01         $  .06
                                                 =======        =======


Weighted average number of common
  and common equivalent shares outstanding        7,998          6,497
                                                 =======        =======






                                     See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                    Three  Months  Ended
                                                       September  30,
                                                     1996         1995
                                                     ----         ----




PAGE
Cash flows from operating activities:
 Net income                                          $ 107         $ 395
 Adjustments to reconcile net income to net cash
 flow provided by (used in) operating activities:
 Utilization of net operating loss carryforwards        54           215
 Depreciation and amortization                         134            93
 Provisions for bad debt allowance                      25             6
 Provisions for writedown of inventories                36            10
 Loss on sales of property and equipment                (2)           (2)
 Net unrealized loss on trading securities              36           184
 Other                                                   1            (6)
 Changes in assets -- decrease (increase):
 Accounts receivable                                  (695)         (483)
 Inventories                                           (35)          199
 Trading securities                                     --         3,369
 Other current assets                                   512           46
 Net assets of discontinued operations                  (35)          --
 Other assets                                            (6)         (40)
 Changes in liabilities -- (decrease) increase:
 Obligations for short-sale transactions               (270)          --
 Accounts payable and accrued liabilities               188         (217)
 Income tax related accounts                             16         (542)
                                                      ------      -------
      Net cash flow provided by operating activities     66        3,227
                                                      ------      -------

Cash flows from investing activities:
 Payments for business acquisitions, net of cash
   acquired                                              --       (3,504)
 Proceeds from sales of property and equipment            3            2
 Purchases of property and equipment                   (309)         (23)
                                                      ------     --------
      Net cash flow used in investing activities       (306)      (3,525)
                                                      ------      -------

Cash flows from financing activities:
 Proceeds from issuance of stock                          1           --
 Payments on notes payable                              (85)        (106)
 Net borrowings (payments) on line of credit and
    short-term margin borrowings                        262         (772)
                                                      ------     --------
      Net cash flow provided by (used in) financing
           activities                                   178         (878)
                                                      ------     --------

Net decrease in cash and cash equivalents               (62)      (1,176)

Less increase in cash and cash equivalents included
   in net current assets of discontinued operations     (71)         --

Cash and cash equivalents at beginning of period         782       1,931
                                                       ------      ------

Cash and cash equivalents at end of period             $ 649      $  755
                                                       ======     =======


                                  See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                  Three  Months  Ended
                                                     September  30,
                                                   1996          1995
                                                   ----          ----


Supplemental disclosures of cash flow information:


 Interest paid                                      $ 142       $ 202
                                                    ======      ======

 Income taxes paid                                  $  52       $ 614
                                                    ======      ======





                            See accompanying notes.

                                                                          PAGE

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

Note  5  -  Investments  in  Securities  and  Obligations  from  Short-Sale
---------------------------------------------------------------------------
Transactions
-----------

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


Note  6  -  Inventories
-----------------------

Inventories  are  comprised  of  the  following:


                                                        September  30,
                                                            1996
                                                            ----
                                                   (Amounts  in  thousands)



 Raw materials                                                $  811
 Work in process                                                 326
 Finished goods                                                1,184
 Food and beverage inventory                                      11
                                                               ------
                                                             $ 2,332
                                                               ======


Note  7  -  Property  and  Equipment
------------------------------------

Capital assets are depreciated on a straight-line basis over their useful lives shown below:


                                         Asset              September  30,
                                         Lives                   1996
                                         -----                   -----
                                                       (Amounts  in  thousands)



 Land                                      N/A                   $   113
 Buildings                               20-25 yrs                 1,929
 Machinery and equipment                 3-10 yrs                  2,761
 Office and hotel furniture, fixtures    5-7 yrs                     463
 Construction-in-progress                  N/A                       551
                                                                 --------
                                                                   5,817
  Accumulated depreciation                                        (1,079)
                                                                 --------

                                                               $   4,738
                                                                 ========


Note  8  -  Income  Taxes
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

Income  tax  provision:
-----------------------

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


Note  9  -  Other  Hotel  Improvements  and  Commitments
--------------------------------------------------------

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



                                                NBI,  INC.



      July  22,  1997                By:   /s/ Marjorie A. Cogan
     ----------------             --------------------------------------------
         (Date)                             Marjorie  A.  Cogan
                                         As  a  duly  authorized  officer
                                       Corporate  Controller,  Secretary
                              (Principal  Financial  and  Accounting  Officer)