Form 10QSB/A
period 1996-12-31
NBI INC
filed 1997-07-23
CIK 313518

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

                                                [X]  YES              [  ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class                                      Outstanding  at  January  31,  1996
-----                                      -----------------------------------
Common  Stock,  par  value  $.01  per  share                  8,000,984

                                                                          PAGE
                                   NBI, INC.
                         INDEX TO FORM 10-QSB/A No. 1

                      For Quarter Ended December 31, 1996





               PAGE
               ----
PART    I  -  FINANCIAL  INFORMATION



Item 1:

Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 11

Item 2:

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     12 - 14





                                                                          PAGE
                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)



                                        December  31,          June  30,
                                            1996                1996
                                         ----------          ----------
                                        (Unaudited)
                              ASSETS
                              ------



Current assets:
 Cash and cash equivalents               $   820                $   782
 Trading securities                           26                     --
 Accounts receivable, net                  1,608                  1,300
 Inventories                               2,386                  2,317
 Net current assets of discontinued
   operations                                 --                     31
 Other current assets                        817                    878
                                         --------               --------
 Total current assets                      5,657                  5,308

Property, plant and equipment, net         5,304                  4,558
Net long-term assets of discontinued
  operations                                  14                     14
Other assets                                 364                    315
                                         --------               --------
                                        $ 11,339               $ 10,195
                                         ========               ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
       -----------------------------------------------------------------

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

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value;
   20,000,000 shares authorized;
   10,001,270 shares issued                 100                     100
 Capital in excess of par value           6,205                   6,181
 Accumulated deficit                     (4,818)                 (5,429)
 Foreign currency translation adjustment    316                     316
                                        --------                --------
                                          1,803                   1,168
 Less treasury stock, at cost (2,000,286
   and 2,004,036 shares at December 31
   and June 30, respectively)              (866)                   (868)
                                        --------                --------
 Total stockholders' equity                 937                     300
                                        --------                --------
                                       $ 11,339                $ 10,195
                                        ========                ========



                                       See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)



                           Three  Months  Ended        Six  Months  Ended
                                December  31,             December  31,
                           1996          1995          1996          1995
                           ----          ----          ----          ----


Revenues:
 Sales                     $ 3,205     $ 2,655        $ 6,353        $ 5,079
 Service and rental            397         507            991            857
                            -------     -------       -------        -------
                              3,602      3,162          7,344         5,936
Costs and expenses:
 Cost of sales                2,205      1,912          4,297         3,612
 Cost of service and rental     342        368            717           600
 Marketing, general and
   administrative               917        665          1,656         1,202
                             -------    -------        -------       -------
                              3,464      2,945          6,670         5,414
                             -------    -------        -------       -------

 Income from operations         138        217            674           522

Other income (expense):
 Net gain on investments        278         38            171           681
 Other income and expenses, net 250         35            201            57
 Interest expense              (171)      (157)          (334)         (344)
                              -------    -------        -------       -------
                                357        (84)            38            394
                              -------    -------        -------       -------
 Income from continuing
 operations before income tax
 benefit (provision)             495        133            712           916
 Income tax benefit (provision)    9        (48)          (101)         (373)
                              -------    -------        -------        ------
Income from continuing
  operations                     504         85            611           543
Loss from discontinued operations,
 net of incometax benefit         --        (23)            --           (86)
                              -------    -------        -------       -------

Net income                    $  504      $  62         $  611        $  457
                              =======    =======         =======      =======


Income per common share:

 Income from continuing
   operations                 $  .06      $  .01        $  .08        $  .08
 Loss from discontinued
   operations                     --          --            --          (.01)
                              -------     -------        -------        -----

 Net income                   $  .06      $  .01         $  .08       $  .07
                              =======     =======        =======      =======

Weighted average number of common
   and common equivalent
    shares outstanding         8,001       6,497          7,999        6,497
                              =======     =======        =======      =======






                                       See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                               Six  Months  Ended
                                                 December  31,
                                                1996          1995
                                                ----          ----



Cash flows from operating activities:
 Net income                                        $  611          $  457
Adjustments to reconcile net income to net cash
 flow provided by (used in) operating activities:
 Utilization of net operating loss carryforwards       25             242
 Depreciation and amortization                        273             220
Provision for bad debts and returns                    54              18
Provision for writedown of inventory                   85              25
Gain on sales of property and equipment                (2)             (2)
Net unrealized gain on trading securities            (110)            (79)
Other                                                 (61)             (5)
 Changes in assets -- decrease (increase):
 Accounts receivable                                  (201)            102
 Inventory                                            (138)             94
 Trading securities                                     84           3,060
 Net assets of discontinued operations                 (52)             --
 Other current assets                                   58             (44)
 Changes in liabilities -- (decrease) increase:
 Obligations for short-sale transactions              (493)             --
 Accounts payable and accrued liabilities             (146)           (468)
 Income tax related accounts                           (55)           (563)
                                                   --------        --------
   Net cash flow provided (used in) by
       operating activities                            (68)          3,057

Cash flows from investing activities:
 Payments for business acquisitions, net of cash
   acquired                                             --          (3,514)
 Proceeds from sales of property and equipment          11               2
 Purchases of property and equipment                (1,008)           (206)
                                                   --------         ------
 Net cash flow by used in investing activities        (997)         (3,718)

Cash flows from financing activities:
 Proceeds from borrowing                               838              --
 Proceeds from stock option exercises                    1              --
 Payments on notes payable                            (141)           (240)
 Net short-term borrowings (payments)                  385            (484)
                                                    -------         -------
Net cash flow provided by (used in) financing
  activities                                         1,083            (724)

Effects of exchange rates on cash                       --              --
                                                    -------          ------
Net increase (decrease) in cash and cash equivalents    18          (1,385)

Less decrease in cash and cash equivalents included in
 net current assets of discontinued operations          20              --

Cash and cash equivalents at beginning of period       782           1,931
                                                     ------          ------
Cash and cash equivalents at end of period         $   820          $  546
                                                  =========        ========


                                                    See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                             Six  Months  Ended
                                                 December  31,
                                            1996             1995
                                            ----             ----


Supplemental disclosures of cash flow information:


 Interest paid                              $  288         $ 244
                                             ======        ======

 Income taxes paid                            $ 92         $ 651
                                              =====         =====








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


Note  6  -  Inventories
-----------------------

Inventories  are  comprised  of  the  following:


                                                      December  31,
                                                         1996
                                                         ----

                                                 (Amounts in thousands)

 Raw materials                                            $  693
 Work in process                                             291
 Finished goods                                            1,389
 Food and beverage inventory                                  13
                                                           ------
                                                         $ 2,386
                                                           ======


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

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

The Company recorded net gains on investments of $278,000 and $171,000 for the three and six months ended December 31, 1996, respectively, compared to net gains of $38,000 and $681,000 for the same periods in fiscal 1996, respectively. The substantial net realized gain on investments included in the six months ended December 31, 1996 occurred because the Company sold a majority of its trading securities in order to fund the business acquisitions competed during that period. (See Note 2 to the Consolidated Financial Statements). As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase.

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