Form 10KSB
period 1997-06-30
NBI INC
filed 1997-09-19
CIK 313518

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                  FORM 10 - KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                            For Fiscal Year Ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended June 30, 1997 were $13,669,000.

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $5,030,000 as of market close on August 22, 1997.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] YES [ ] NO

Common stock ($.01 Par Value) 8,077,820 shares outstanding as of August 22,
1997.

Documents incorporated by reference: Part III-The Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year.

                                     PART  I

ITEM 1.  BUSINESS

DOMESTIC OPERATIONS

AMERICAN GLASS, INC., D/B/A L.E. SMITH GLASS COMPANY

In August 1995, American Glass, Inc., a wholly-owned subsidiary of NBI, Inc. ("NBI") closed on its purchase of a majority of the assets, including the name, of L.E. Smith Glass Company ("L.E. Smith") of Mount Pleasant, Pennsylvania. Founded in 1907, the L.E. Smith Glass Company is one of the few remaining handmade pressed glass manufacturers in the United States. The company manufactures and sells an assortment of crystal and colored glass giftware and lighting fixtures for the domestic consumer market. None of the products manufactured by the company contain lead. L.E. Smith produces its products with highly skilled workers, utilizing manual and semi-automatic machines to mold, press, and decorate glassware. L.E. Smith can be flexible in the types of products it can make, which allows it to be responsive to smaller customers. In addition, the company has far greater flexibility in designing and manufacturing those products with unusual shapes, sizes, and weights than automated machine glassmakers can economically make. L.E. Smith maintains almost every glass mold it has used for the past 90 years (in excess of 2,300 molds).

L.E. Smith sells its products through in-house sales managers and manufacturer's representatives. The giftware products are sold primarily to traditional and specialty retailers, manufacturers/wholesalers and the food service market, as well as the "on-site" company retail store. The lighting fixture products are sold to manufacturers and retailers.

NBI PROPERTIES, INC.

In August 1995, NBI, Inc. acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation now known as NBI Properties, Inc. ("NBI Properties"). NBI Properties owns and operates an 81 room full service Holiday Inn in Belle Vernon, Pennsylvania (the "Belle Vernon Holiday Inn"). The Company received approval as an authorized Holiday Inn franchisee prior to the closing of the acquisition and is licensed pursuant to a license agreement with Holiday Inns Franchising, Inc. which expires in August 2005, subject to renewal. The property continues to be operated as a Holiday Inn Hotel. The Holiday Inn hotel consists of approximately 21,000 square feet and sits on approximately 5.8 acres of land leased under an acquired land lease expiring in 2026 with an option to extend for an additional 25 year term.

During fiscal year 1997, NBI Properties completed a significant renovation of the Belle Vernon Holiday Inn. NBI Properties incurred secured indebtedness of $1,000,000 in order to complete such renovation. As a result of this renovation, the hotel is now in compliance with the Holiday Inn franchise agreement provisions regarding property improvement requirements.

KRAZY COLORS, INC.

In January 1995, the Company acquired a majority interest in Krazy Colors, Inc. ("Krazy Colors") a small children's paint and novelty toy manufacturer located in Las Vegas, Nevada, which manufactures roll-on and dot-on paints for children, as well as bulk tempera paints. Krazy Colors distributes its products primarily through national and international retail chains and toy distributors. Krazy Colors is subject to a royalty agreement which provides for royalty payments to the minority shareholders based upon gross margin performance. (See also Note 12 to Consolidated Financial Statements).

Late in fiscal 1997, Krazy Colors transitioned its sales force from an independent sales representative group, whose primary customers were small specialty and gift shop retailers, to a new sales representative group whose marketing focus is on the tier of retailers which are smaller than the top 100 retailers but significantly larger than the specialty and gift shop retailers on which the previous representative group focused its efforts.

WILLOWBROOK PROPERTIES, INC. D/B/A NBI DEVELOPMENT CORPORATION

In January 1997, the Company, through its wholly-owned subsidiary, Willowbrook Properties, Inc. d/b/a, NBI Development Corporation ("NBI Development") closed on the acquisition of a parcel of property consisting of 88 acres of farmland in Belle Vernon, Pennsylvania. The acquisition cost was approximately $1.0 million, of which $100,000 was paid in fiscal 1996 and the balance was paid in cash at the closing. The property is situated along Route 51 in Belle Vernon and has frontage for approximately 2,000 feet. The company successfully obtained a zoning variance to permit the development of a mixed use retail and residential project for the property.

Phase I of the project is planned to be a mixed use retail center. NBI Development is currently in negotiations with a number of prospective tenants for phase I, including two anchor tenants, one grocery store and one multi-screen movie theater, both of whom are regionally and/or nationally prominent. NBI Development is currently seeking commercial financing to pay for the construction costs of the center. The Company plans to begin construction on phase I of the project late in calendar 1997, with an anticipated construction period of 9 months from commencement. The construction costs are anticipated to be approximately $6.7 million. NBI Development is currently exploring various financing options to fund the construction.

After the successful development of phase I, the Company contemplates the development of two additional phases for the project. Currently, the second phase is projected to be additional retail stores with a town center concept, and the third phase may include residential property.

HISTORY OF THE COMPANY

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

To further its reorganization efforts, in February 1991, NBI filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. In January 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization. NBI emerged from Chapter 11 on February 3, 1992, the effective date of the Plan.

In August 1992, NBI sold its domestic customer service and support division. As of June 30, 1995, the Company discontinued all software development activities.

In 1990, NBI formed its domestic systems integration division to transition the existing customer base from its proprietary hardware platforms to today's open platforms. Because of the low margins, intense competition and long sales cycle, NBI closed this business in June 1994.

Late in fiscal 1994, NBI acquired the AlphaNet division which was a network infrastructure business located in southern Ohio. AlphaNet's market focus was on the physical cable layer of networks, including utilization of fiberoptic technology. In August 1996, NBI decided to dispose of its AlphaNet division and in fiscal 1997 completed the disposition.

With the disposition of the AlphaNet division, the Company has discontinued all of its operations in the computer industry segment. Therefore, it has separately reported the loss from this segment, consisting of losses from its AlphaNet division, its international subsidiary, NBI, Ltd., and its software development activities, as discontinued operations for the fiscal year ended June 30, 1996. The Company recorded income from discontinued operations for the year ended June 30, 1997, due to a gain on the disposal of NBI, Ltd. (See Note 3 to Consolidated Financial Statements.)

INTERNATIONAL OPERATIONS

NBI, Ltd. is a wholly-owned subsidiary of NBI, Inc. that sold integrated document management solutions, workflow and COLD (Computer Output to Laser Disk) to central and local government departments and commercial organizations throughout the United Kingdom. Due to continuing losses incurred by the subsidiary, NBI decided to sell the operation in fiscal 1995.

In April 1995, NBI, Ltd. completed a sale of certain assets of the company, including its customer base. Under the terms of this agreement, NBI, Ltd. retained certain assets and liabilities. NBI, Ltd. filed for voluntary liquidation in the U.K. during fiscal 1996. As of June 30, 1997, the liquidation of NBI, Ltd. was substantially complete. The loss from this computer industry segment operation has been included in the loss from discontinued operations for the fiscal year ended June 30, 1996. The gain on disposal of NBI, Ltd. including a $316,000 translation gain recognized due to the substantial completion of the company's liquidation, was included in income from discontinued operations for the fiscal year ended June 30, 1997.

COMPETITION

The market segments in which the Company competes are extremely competitive. Many of the Company's existing and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for developing and distributing products and providing services in the Company's markets. The Company expects that existing and new competitors will continue to introduce products and provide services that are competitive with those of the Company. There can be no assurance the Company will be able to compete successfully in these markets.

L.E. SMITH. L.E. Smith's main competition in giftware is from imports, primarily from Europe, South America and the Orient. Most of the competitive glass from overseas is twenty-four percent leaded crystal, even though L.E. Smith's giftware is unleaded crystal, because foreign manufacturers are able to produce leaded glass less expensively due to significantly less environmental restrictions and labor costs. The main competition for the glass lighting fixtures is also imports from Europe, South America and the Orient. There are also a few domestic companies that have competing products to certain portions of L.E. Smith's giftware and lighting fixtures product lines. The company is able to compete with other domestic and foreign glass companies primarily for the following reasons. L.E. Smith is one of only a few hand pressed glass manufacturers remaining in the United States. L.E. Smith produces a large variety of unique designs using twelve different colors of glass and has a solid reputation for the quality and reliability of its products. In addition, its products are price competitive with those of other domestic manufacturers. L.E. Smith can compete with foreign competitors because it has the flexibility to meet shorter lead times without the restrictive minimum quantities required by most foreign manufacturers.

BELLE VERNON HOLIDAY INN. The hotel has limited competition from other full-service hotels in a relatively wide-spread area. However, it does compete with several limited-service hotels in the wide-spread area including three new hotels which opened approximately 300 new rooms during fiscal 1996. The local market includes several non-competitive motels in a different class as to price and amenities.

KRAZY COLORS. Krazy Colors' primary competitors are children's finger paint, paint and crayon manufacturers. Krazy Colors' competitive advantage on the roll-on and dot-on paints is a unique bottle design that allows children to use non-toxic, washable paint with little cleanup. Because of the high procurement costs for paint (primarily due to freight costs), the company decided late in fiscal 1995, to manufacture its own tempera paint for its roll-on and dot-on paints. This also enabled the company to cost-effectively produce and package tempera and finger paints under the Krazy Color label. The competitors for these products are large, well-established companies with significantly better distribution capabilities. Consequently, Krazy Colors focuses the majority of its sales efforts on its roll-on and dot-on paints.

NBI DEVELOPMENT. There is some competition to the proposed retail center in the surrounding area; however, there are competitive advantages in favor of NBI Development. The advantages include the significant property frontage on Route 51 in Belle Vernon, the lack of significant competition in the immediate area and the projected ease of access to the property. Among the close competitors is a concentration of three centers, also in Rostraver Township, which are approximately four to five miles from the property owned by NBI Development. These centers include retail shops, banks and restaurants, many of which are regionally or nationally prominent, including a Wal-Mart Supercenter, Kmart, Foodland, Giant Eagle and Lowe's. If the center is successful, it could invite competition from entities that are better capitalized than NBI Development.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

L.E. Smith currently has one significant customer and sales to this customer totaled approximately 28% and 26% of NBI's consolidated revenues for the years ended June 30, 1997 and 1996, respectively. The loss of this customer's business would have a material adverse effect on NBI; however, L.E. Smith is continually focusing its sales efforts on expanding its customer base to lessen the impact this customer has on its business. In addition, the Company's management believes that its relationship with this customer will continue into the foreseeable future, due in part to the large number of different items this customer purchases from L.E. Smith.

L.E. Smith purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on comparable terms.

SEASONAL VARIATIONS OF BUSINESSES

All of the Company's current operations typically have their strongest revenue performance during the first fiscal quarter due to seasonal variations in these businesses. Generally, the second and fourth fiscal quarters' revenues from these operations are moderately lower than in the first quarter, while the third fiscal quarter's revenue is usually significantly lower than the other quarters.

EMPLOYEES

As of June 30, 1997, the Company employed a total of 212 employees including 160 full-time employees. Currently, 130 of the total employees are covered by collective bargaining agreements, including 97 employees of L.E. Smith who are covered by a collective bargaining agreement which expires on September 1, 1998 and 33 employees of NBI Properties who are covered by a collective bargaining agreement which expires on November 7, 1998.

ITEM 2.  PROPERTIES

NBI leases approximately 5,100 square feet of office space for administrative personnel at its corporate headquarters in Longmont, Colorado under a lease expiring in October 2000. The Company also leases approximately 10,000 square feet of warehouse space in Las Vegas, Nevada for its Krazy Colors manufacturing operation, under a lease expiring in December 1999. The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative or additional suitable facilities should its requirements change.

The Company's international subsidiary has outstanding commitments under an office lease for 7,540 square feet of office space in Slough in the United Kingdom under a lease that expires in March 1998. However, NBI, Inc. has no liability for this subsidiary's leases.

The Company acquired the building and improvements of the Belle Vernon Holiday Inn Hotel in Belle Vernon, Pennsylvania as a result of its business acquisition in August 1995. The building consists of approximately 21,000 square feet and sits on approximately 5.8 acres of land leased pursuant to a land lease expiring in 2026 with an option to extend for an additional 25 year term. In connection with its franchise agreement, the Company's hotel operation completed approximately $1.1 million in renovations to the hotel during fiscal 1997.

In August 1995, the Company acquired the land and buildings held by L.E. Smith, including a total of approximately 194,000 square feet of manufacturing, warehousing and office space on approximately 11.1 acres of land in Mount Pleasant, Pennsylvania. During fiscal 1997, L.E. Smith leased approximately 6,000 square feet of temporary warehouse space, under a lease expiring in December 1997, in order to facilitate certain property improvement projects.

In January 1997, NBI Development acquired 88 acres of undeveloped land in southwestern Pennsylvania. The Company plans to pursue commercial development of the property and is currently exploring financing options to fund the project.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 26, 1997, NBI's Board of Directors approved an amendment to its Certificate of Incorporation to grant the Corporation authority to issue up to 5 million shares of preferred stock with a par value of $.01 per share. In addition, the amendment will allow the Company to effect a reverse stock split of either 4:1 or 5:1, at its discretion. The Company is currently attempting to obtain written consents, in lieu of a meeting, of a majority of its stockholders to approve these amendments.



                                    PART  II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded over-the-counter under the symbol NBII. The following table sets forth the high and low bid prices for the common stock for the fiscal periods specified. The quotations of the Company's common stock reflect inter-dealer prices, without any retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                    FISCAL 1997      HIGH        LOW
                    -----------     -----      -----
                    First Quarter   $ 7/8      $9/16
                    Second Quarter    7/8        3/8
                    Third Quarter       1        3/4
                    Fourth Quarter  29/32        3/4

                    FISCAL 1996      HIGH        LOW
                    -----------     -----      -----
                    First Quarter   1 1/4        1/8
                    Second Quarter  1 1/8        5/8
                    Third Quarter     7/8        3/4
                    Fourth Quarter  13/16      11/16

At June 30, 1997, there were 7,977,820 common shares of $.01 par value common stock outstanding. The approximate number of stockholders of the Company was 1,270 as of August 22, 1997. This includes shares held in nominee or "street" accounts.

To date, no dividends have been paid on the $.01 par value common stock and it is anticipated that future earnings will be retained for operating purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion contain both historical and forward-looking statements. The forward-looking statements are based upon current expectations and the actual results could differ materially from those anticipated. Factors that may affect such forward-looking statements include, among others, ability to obtain financing, loss of significant customers, reliance on key personnel, competitive factors and pricing pressures, availability of raw materials, labor disputes, investment results, adequacy of insurance coverage, inflation and general economic conditions.

RESULTS OF OPERATIONS 1997 - 1996 COMPARISON

The Company reported net income of $1,044,000 in fiscal 1997, compared to a net income of $88,000 in fiscal 1996. The improved results for the year ended June 30, 1997 were primarily related to favorable investment performance, as well as an increase in other income resulting from the recovery of a note receivable. In addition, fiscal 1997 included a gain from discontinued operations of $354,000, resulting primarily from a realized translation gain on the Company's foreign subsidiary, compared to a loss from discontinued operations of $137,000 recorded in fiscal 1996.

Sales revenues from continuing operations of $11.7 million for the year ended June 30, 1997 reflected an increase of $1.7 million as compared to fiscal 1996. The sales revenue growth was primarily related to expanded market penetration by L.E. Smith resulting from its increased focus on smaller individually-owned stores. In addition, sales revenues reflected an increase resulting from the inclusion of a full twelve months of revenue from L.E. Smith during fiscal 1997, compared to revenues for the period August 1, 1995, its acquisition date, through June 30, 1996 included in the same period of fiscal 1996. During fiscal 1997, as compared to fiscal 1996, the Company also had increased sales revenue from Krazy Colors primarily resulting from a large order from a new catalog distributor.

Service and rental revenues from continuing operations totaled $2.0 million and $1.8 million, respectively, for the years ended June 30, 1997 and 1996. The increased revenues were due to the inclusion of twelve full months of revenue from NBI Properties during fiscal 1997, compared to revenues for the period August 4, 1995, its acquisition date, through June 30, 1996 included in the same period of fiscal 1996, increased room rates during the second half of fiscal 1997 resulting from the recent renovation, and a moderate increase in food and beverage revenues because of increased local business. However, these increases were partially offset by a decrease in revenues during the second quarter of fiscal 1997, resulting from a reduction in available rooms at the Belle Vernon Holiday Inn during the hotel renovation activity. In addition, the hotel experienced a reduction in revenues during the third quarter of fiscal 1997 compared to 1996, because fiscal 1996 included increased occupancy rates related to bookings from flood assistance organizations and inclement weather activity.

Total revenues from continuing operations are expected to increase slightly in fiscal 1998 as compared to fiscal 1997, primarily due to a small increase in projected revenues from L.E. Smith and a moderate increase in expected revenues from NBI Properties, due to an increase in the expected average daily room rates and annual occupancy rates resulting from the completion of the renovation. However, these increases are partially offset by a projected decline in revenues from Krazy Colors due to expected transition time related to a change in sales focus implemented late in fiscal 1997.

Cost of sales as a percentage of sales revenues for the years ended June 30, 1997 and 1996 was 71.1% and 71.9%, respectively. The improved gross margin included a slight improvement in gross margin from L.E. Smith and a moderate improvement in gross margin from Krazy Colors in fiscal 1997, both resulting from the higher revenue.

Cost of service as a percentage of service and rental revenue was 75.2% and 70.9% for the year ended June 30, 1997, and 1996, respectively. The related decline in gross margin occurred primarily due to the lower room rental volume experienced during the second and third quarters of fiscal 1997 without a corresponding decrease in costs, as the costs include a significant amount of fixed expenses. In addition, the Company realizes more favorable gross margin on room rentals than on food and beverage services. Furthermore, the hotel had increased fixed costs for the six months ended June 30, 1997, resulting from additional depreciation and amortization related to the renovations completed during fiscal 1997.

Total cost of sales, service and rentals as a percentage of total revenues was 71.7% in fiscal 1997 and is expected to increase modestly in fiscal 1998. The related decline in gross margin is primarily related to a less favorable sales mix expected from L.E. Smith, as well as a projected increase in costs from the hotel operations primarily resulting from additional depreciation and amortization related to the renovations completed during fiscal 1997.

Marketing, general and administrative expenses totaled $3.2 million for the year ended June 30, 1997, compared to $2.7 million for the previous fiscal year. The increase resulted primarily from increased sales and marketing activities, as well as the inclusion of the glass manufacturing and hotel operations for a full twelve months in fiscal 1997, while these operations were only included since their acquisition dates, August 1, 1995 and August 4, 1995, respectively, in the same period of fiscal 1996. Included in marketing, general and administrative expenses incurred in fiscal 1997 were payroll and related expenses of $1.4 million, commissions to outside sales representatives of $429,000, and legal, accounting, hotel management and other professional fees totaling $250,000.

Total marketing, general and administrative expenses are expected to increase moderately in fiscal 1998, compared to fiscal 1997, primarily due to general cost increases and increased sales and marketing activities.

The Company recorded a net gain on investments of $601,000 in fiscal 1997, compared to a net gain on investments of $354,000 for fiscal 1996. For the year ended June 30, 1997, the Company recorded a net realized gain on investments of $419,000 and a net unrealized gain on investments of $182,000. This compares to a net realized gain on investments of $663,000 and a net unrealized loss on investments of $309,000 recorded in fiscal 1996. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase.

Other income totaled $208,000 for the year ended June 30, 1997 and included income of $348,000, net of legal fees, related to the recovery of a note receivable for which the Company had previously established a reserve, partially offset by expenses of $126,000 for architect fees related to hotel improvement projects that the Company has decided not to pursue. Other income for the year ended June 30, 1996 totaled $50,000.

The Company recorded income tax provisions from continuing operations of $105,000 and $172,000 for the years ended June 30, 1997 and 1996, respectively, including $123,000 and $130,000, respectively, of state income tax provisions, primarily related to the Company's Pennsylvania operations. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating loss carryforwards are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating loss carryforwards were utilized during fiscal 1997 or 1996.

DISCONTINUED OPERATIONS

During April 1995, NBI, Ltd. completed a sale of certain assets of the company including its customer base. NBI, Ltd. filed for voluntary liquidation in the U.K. during fiscal 1996. As of June 30, 1997, the liquidation of NBI, Ltd. was substantially complete.

As of June 30, 1995, NBI, Inc. discontinued all software development activities. The Company had no expenditures for product development and engineering for the years ended June 30, 1997 or 1996, respectively.

In August 1996, the Company decided to dispose of its AlphaNet division. During fiscal 1997, the Company completed its disposition of this division through a sale of certain assets and the assumption of certain liabilities of the operation.

With the decision to dispose of its AlphaNet division, the Company discontinued all of its operations in the computer industry segment. Therefore, it separately reported the income (loss) from this segment as discontinued operations for the years ended June 30, 1997 and 1996.

The Company reported net income from discontinued operations in fiscal 1997 of $354,000 compared to a net loss of $137,000 in fiscal 1996. The improved results in fiscal 1997 were primarily due to a gain on the disposition of NBI, Ltd. of $402,000 recorded in fiscal 1997, including a $316,000 translation gain recognized as a result of the substantial completion of the company's liquidation. The net income (loss) from discontinued operations was net of an income tax benefit of $24,000 and $68,000 in fiscal years 1997 and 1996, respectively. No federal or state income taxes were recorded related to the gain on disposal of NBI, Ltd., because it is a foreign entity. Revenues from the discontinued operations totaled $395,000 and $776,000 for the years ended June 30, 1997 and 1996, respectively.

FINANCIAL CONDITION

Total current assets of the Company decreased $1.1 million, or 20.4%, during fiscal year 1997 from $5.3 million at June 30, 1996 to $4.2 million at June 30, 1997. The decline in current assets during fiscal 1997 was primarily related to the absence of both a receivable of $498,000 for proceeds from short-sale transactions and $108,000 related to a land option, because this option was exercised during fiscal 1997. In addition, the Company experienced an overall decrease of $449,000 in cash and cash equivalents during fiscal 1997 (see "Liquidity and Capital Resources").

Total assets of $11.5 million at June 30, 1997 reflected an increase of $1.3 million from June 30, 1996 and was primarily related to an increase in hotel property and equipment of $1.1 million related to the renovations, the majority of which was funded by a mortgage note.

Current liabilities increased $4.6 million to $8.4 million at June 30, 1997, primarily due to the reclassification of the IRS debt of $5.3 million to current liabilities during the second quarter of fiscal 1997 (see "Liquidity and Capital Resources"). This increase was partially offset by a reduction of $533,000 in short-term borrowings and current portion of notes payable resulting from payments during fiscal 1997, as well as a decline of $382,000 in obligations from short-sale transactions.

Stockholders' equity of $1,025,000 at June 30, 1997 increased $725,000 from $300,000 at June 30, 1996, primarily reflecting net income from continuing operations of $690,000 for fiscal 1997. As previously discussed, the net income from discontinued operations included a $316,000 translation gain, related to the completion of NBI, Ltd.'s liquidation, which has no effect on total stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $449,000 during fiscal 1997, primarily due to working capital requirements. As previously discussed, a majority of the hotel renovations were funded by a mortgage note. In addition, the land purchase, discussed below, was funded by cash and cash equivalents generated from investment gains and the recovery of a note receivable.

The Company had negative working capital of $4.2 million at June 30, 1997, compared to working capital of $1.5 million at June 30, 1996. The decline of $5.7 million in working capital was primarily related to the reclassification of the IRS debt to current during the second quarter of fiscal 1997. In addition, in January 1997, the Company exercised its purchase option of $1 million for 88 acres of undeveloped land located in southwestern Pennsylvania. The purchase was funded by cash and cash equivalents. The Company plans to pursue commercial development of the property and is currently exploring financing options to fund the project. These declines were partially offset by $690,000 of income from continuing operations for fiscal 1997.

In conjunction with its franchise agreement, the Company's hotel operation completed approximately $1.1 million in renovations to the hotel during fiscal 1997. As a result of these renovations, the Company is now in compliance with the Holiday Inn franchise agreement provisions regarding its property improvement requirements. During the second quarter of fiscal 1997, the Company was successful in obtaining a first mortgage on the hotel assets to fund a majority of these renovations.

Included in construction in progress at June 30, 1997 was $15,000 related to a roofing project at L.E. Smith. The Company estimates that it will cost approximately $385,000 to complete this project, which is expected to be completed in the second quarter of fiscal 1998. The construction costs will be funded by short-term borrowings under L.E. Smith's existing line of credit.

The entire outstanding principal balance on the IRS debt of $5,278,000 at June 30, 1997 is due in full on October 1, 1997 and was reclassified to current liabilities during the second quarter of fiscal 1997. This condition raises substantial doubt about the Company's ability to continue as a going concern.
In order to pay such amount, the Company will need to obtain additional debt or equity financing. The Company is currently pursuing various financing alternatives; however, there can be no assurance that the Company will be able to obtain such financing or that if it is able to obtain such financing, that it will be on favorable terms. The Company's ability to continue as a going concern is dependent upon attainment of financing sufficient to pay off the IRS debt when due. See also Report of Independent Certified Public Accountants and Notes 8 and 18 to the Consolidated Financial Statements.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at June 30, 1997, internally generated funds and, for L.E. Smith's requirements, short-term borrowings under an existing line of credit.

TAX LOSS CARRYFORWARDS

As discussed in Note 8 to the accompanying consolidated financial statements, the Company has approximately $62 million of tax loss carryforwards. A valuation allowance of $23 million has been established for the net deferred tax assets arising from the tax loss carryforwards because, in the Company's assessment, it is more likely than not that the net deferred tax assets will not be realized.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the financial statements.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of NBI, Inc.



We have audited the accompanying consolidated balance sheet of NBI, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBI, Inc. and subsidiaries at June 30, 1997, and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company may not be able to meet the payment terms of the IRS debt within the contractual terms of the agreement. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           /s/ BDO Seidman, LLP
                                           BDO Seidman, LLP





Denver, Colorado
July 24, 1997

                                    NBI, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997
                    (Amounts in thousands, except share data)


ASSETS
Current assets:
 Cash and cash equivalents                                         $   333
 Accounts receivable, less allowance for doubtful accounts of $97    1,231
 Inventories                                                         2,470
 Other current assets                                                  189
                                                                   -------
    Total current assets                                             4,223

Property, plant and equipment, net                                   6,869
Other assets                                                           404
                                                                   -------
                                                                   $11,496
                                                                   -------
                                                                   -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings and current portion of notes payable        $   921
 Obligation for short-sale transactions                                111
 Current portion of IRS debt and other income taxes payable          5,274
 Accounts payable                                                      960
 Accrued liabilities                                                 1,154
                                                                   -------
    Total current liabilities                                        8,420
Long-term liabilities:
 Notes payable                                                       1,604
 Deferred income taxes                                                 251
 Postemployment disability benefits                                    196
                                                                   -------
    Total liabilities                                               10,471
                                                                   -------

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value (20,000,000 shares
       authorized; 10,005,020 shares issued)                           100
 Capital in excess of par value                                      6,178
 Accumulated deficit                                                (4,385)
                                                                   -------
                                                                     1,893
 Less treasury stock, at cost (2,027,200 shares)                      (868)
                                                                   -------
    Total stockholders' equity                                       1,025
                                                                   -------
                                                                   $11,496
                                                                   -------
                                                                   -------


          See accompanying notes to consolidated financial statements.

                                    NBI, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended June 30, 1997 and 1996
                  (Amounts in thousands, except per share data)


                                                        1997      1996
                                                      -------    -------
Revenues:
  Sales                                               $11,697    $ 9,972
  Service and rental                                    1,972      1,795
                                                      -------    -------
                                                       13,669     11,767
Costs and expenses:
  Cost of sales                                         8,314      7,172
  Cost of service and rental                            1,483      1,273
  Marketing, general and administrative                 3,217      2,702
                                                      -------    -------
                                                       13,014     11,147
                                                      -------    -------
Income from operations                                    655        620
                                                      -------    -------

Other income (expense):
  Interest income                                          17         28
  Net gain on investments                                 601        354
  Other income                                            208         50
  Interest expense                                       (686)      (655)
                                                      -------    -------
                                                          140       (223)
                                                      -------    -------

Income from continuing operations before provision
 for income taxes                                         795        397
Provision for income taxes                               (105)      (172)
                                                      -------    -------

Income from continuing operations                         690        225
Income (loss) from discontinued operations, net of
 income tax benefit of $24 in 1997 and $68 in 1996        354       (137)
                                                      -------    -------
Net income                                            $ 1,044    $    88
                                                      -------    -------
                                                      -------    -------

Income per common share:
  Income from continuing operations                       .09        .03
  Income (loss) from discontinued operations              .04       (.02)
                                                      -------    -------
  Net income                                          $   .13    $   .01
                                                      -------    -------
                                                      -------    -------

Weighted average number of common and
 common equivalent shares outstanding                   7,991      6,923
                                                      -------    -------
                                                      -------    -------


  See accompanying notes to consolidated financial statements.

                                    NBI, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years Ended June 30, 1997 and 1996
                   (Amounts in thousands, except share data)


                                                   Common                                  Foreign
                                      Number of    Stock     Capital in                    Currency
                                       Common    (Par Value   Excess of      Accumulated  Translation   Treasury
                                       Shares       $.01)     Par Value        Deficit    Adjustment     Stock        Total
                                      ---------- ----------  ----------      -----------  -----------  ----------    -------
Balance June 30, 1995                 10,001,270    $  100    $  5,769        $  (5,517)    $  311     $  (1,517)    $ (854)


Foreign currency translation
  adjustment                                  --        --          --               --          5            --          5

Proceeds from private
  placement, net of
  offering costs                              --        --         398               --         --           649      1,047

Other                                         --        --          14               --         --            --         14

Net income for the year
  ended June 30, 1996                         --        --          --               88         --            --         88
                                      ----------    ------    --------        ---------     ------     ---------     ------

Balance June 30, 1996                 10,001,270       100       6,181           (5,429)       316          (868)       300


Issued under
  Employee Stock
  Option Plan                              3,750        --           2               --         --            --          2

Realized translation gain
  from discontinued
  operations                                  --        --          --               --       (316)      --            (316)

Other                                         --        --          (5)              --         --            --         (5)

Net income for the year
  ended June 30, 1997                         --        --          --            1,044         --            --      1,044
                                      ----------    ------    --------        ---------     ------     ---------     ------

Balance June 30, 1997                 10,005,020    $  100    $  6,178        $  (4,385)    $   --     $    (868)    $1,025
                                      ----------    ------    --------        ---------     ------     ---------     ------
                                      ----------    ------    --------        ---------     ------     ---------     ------


          See accompanying notes to consolidated financial statements.

                                    NBI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                                  Year Ended
                                                                   June 30,
                                                              ----------------
                                                                1997     1996
                                                              -------   ------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,044   $   88
Adjustments to reconcile net income to net cash
  flow provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . .      591      480
     Realized translation gain from discontinued operations.     (316)      --
     Provision for bad debts and returns . . . . . . . . . .      112      125
     Provision for writedown of inventories. . . . . . . . .      105      123
     Gain on sales of property and equipment . . . . . . . .       (9)      (2)
     Net unrealized loss (gain) on trading securities. . . .     (182)     309
     Other . . . . . . . . . . . . . . . . . . . . . . . . .       (4)     (49)
     Changes in assets -- decrease (increase):
       Accounts receivable . . . . . . . . . . . . . . . . .      231     (144)
       Inventories . . . . . . . . . . . . . . . . . . . . .     (243)    (276)
       Trading securities. . . . . . . . . . . . . . . . . .       --    4,010
       Other current assets. . . . . . . . . . . . . . . . .      586     (578)
     Changes in liabilities -- (decrease) increase:
       Obligations for short-sale transactions . . . . . . .     (200)     493
       Accounts payable and accrued liabilities. . . . . . .     (128)    (272)
       Income tax related accounts . . . . . . . . . . . . .      (88)    (897)
                                                              -------   ------
     Net cash flow provided by operating activities. . . . .    1,499    3,410
                                                              -------   ------

Cash flows from investing activities:
  Payments for business acquisitions, net of cash acquired .       --   (3,483)
  Proceeds from sales of property and equipment. . . . . . .       23        2
  Purchases of property and equipment. . . . . . . . . . . .   (2,868)    (636)
  Payments for land option . . . . . . . . . . . . . . . . .       --     (108)
                                                              -------   ------
  Net cash flow used in investing activities . . . . . . . .   (2,845)  (4,225)
                                                              -------   ------


                          (continued on following page)


           See accompanying notes to consolidated financial statements

                                    NBI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                                  Year Ended
                                                                   June 30,
                                                              ----------------
                                                                1997     1996
                                                              -------   ------
Cash flows from financing activities:
  Proceeds from issuance of stock, net of offering costs . .       (5)   1,047
  Proceeds from borrowing. . . . . . . . . . . . . . . . . .    1,650       --
  Proceeds from stock option exercises . . . . . . . . . . .        2       --
  Payments on notes payable. . . . . . . . . . . . . . . . .     (208)    (462)
  Net payments on line of credit and short-term margin
  borrowings . . . . . . . . . . . . . . . . . . . . . . . .     (595)    (871)
                                                              -------   ------
     Net cash flow provided by (used in) financing activities     844     (286)
                                                              -------   ------

Effects of exchange rates on cash. . . . . . . . . . . . . .       --        5
                                                              -------   ------

Net decrease in cash and cash equivalents. . . . . . . . . .     (502)  (1,096)

Decrease (increase) in cash and cash equivalents included
   in net assets of discontinued operations  . . . . . . . .       53      (53)

Cash and cash equivalents at beginning of year . . . . . . .      782    1,931
                                                              -------   ------

Cash and cash equivalents at end of year . . . . . . . . . .  $   333   $  782
                                                              -------   ------
                                                              -------   ------



Supplemental disclosures of cash flow information:


  Interest paid. . . . . . . . . . . . . . . . . . . . . . .  $   663   $  676
                                                              -------   ------
                                                              -------   ------

  Income taxes paid:
     Payments on IRS debt. . . . . . . . . . . . . . . . . .  $    --   $  864
     Other income tax payments . . . . . . . . . . . . . . .      163      109
                                                              -------   ------
                                                              $   163   $  973
                                                              -------   ------
                                                              -------   ------

  Noncash purchases of property, plant and equipment
     included in accounts payable at end of year . . . . . .  $    99   $  127
                                                              -------   ------
                                                              -------   ------


          See accompanying notes to consolidated financial statements.

                                    NBI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 80% owned children's paint and novelty toy manufacturing subsidiary. All significant intercompany accounts, transactions and profits have been eliminated. The Company records the minority interest in consolidated net assets equal to the minority's percentage ownership in the net assets of the subsidiary entity, to the extent the minority interest is positive. At June 30, 1997, the minority interest in the children's paint manufacturing subsidiary was a deficit balance and was limited to zero, accordingly. The minority's share of income (losses) is shown as a separate component of consolidated net income, if significant. In addition, the minority's share of losses are recorded only until the minority interest in the net asset of the subsidiary has been reduced to zero.

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

RECENT ACCOUNTING PRONOUNCEMENTS: On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the financial statements.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

CASH: Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.

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

INVENTORIES: Inventories are stated at the lower of cost (at standard which approximates first-in, first-out method) or market and were comprised of the following:

                                                 JUNE 30,
                                                   1997
                                                 ------
                                           (AMOUNTS IN THOUSANDS)
             Raw Materials                       $   858
             Work in Process                         303
             Finished Goods                        1,294
             Food and Beverage Inventory              15
                                                 -------
                                                 $ 2,470
                                                 -------
                                                 -------

PROPERTY, PLANT AND EQUIPMENT: Capital assets are recorded at cost and are depreciated on a straight-line basis over the following lives:

             ASSET TYPE                             LIFE
             ----------                             ----
             Land                                   N/A
             Buildings and building improvements    20-25 years
             Machinery and equipment                3-15 years
             Office and hotel furniture, fixtures   5-10 years
             Construction-in-progress               N/A

LONG-TERM ASSETS: The Company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets". Under SFAS No. 121, long-lived assets and certain identifiable intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.

TRANSLATION OF FOREIGN CURRENCIES: Accounts of foreign subsidiaries were maintained in the currencies of the countries in which they operated and were translated to U.S. dollars in conformity with generally accepted accounting principles. Adjustments resulting from the translation of foreign currency financial statements were deferred and classified as a separate component of stockholders' equity.

The translation adjustment at June 30, 1996 was related to the Company's foreign subsidiary, NBI Ltd. which filed for voluntary liquidation in the U.K. during fiscal 1996 (see Note 3). Because this liquidation was substantially complete at June 30, 1997, the translation adjustment was recorded as a realized gain and included in the net gain from disposal of discontinued operations.

STOCK OPTION PLAN: The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan. Under APB Opinion No. 25, no compensation cost has been recognized for stock options granted, as the option price equals or exceeds the market price of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

REVENUE RECOGNITION: Revenue from sales of products from all operations is recognized when title passes, generally when the goods are shipped. Service and rental revenue from the hotel operations is recognized when provided.

NET INCOME (LOSS) PER SHARE: Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares recognize the potential dilutive effects of the future exercise of stock options, warrants, convertible debt and convertible preferred shares. For the years ended June 30, 1997 and 1996, the Company had no preferred stock or convertible debt. In 1997 and 1996 the common equivalent shares were not included in the computation because their effect is not dilutive.

RECLASSIFICATIONS AND ADJUSTMENTS: Certain items in the 1996 financial statements have been reclassified to conform to the 1997 manner of presentation. The Company recorded a $99,000 reduction to cost of sales in the fourth quarter of fiscal 1996 to correct a first quarter overstatement.

NOTE 2 -  BUSINESS ACQUISITIONS

On August 4, 1995, NBI, Inc. acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation for $2,430,000 in cash. The Belle Vernon Motel Corporation owns and operates an 81 room Holiday Inn in Southwestern Pennsylvania. The primary assets held by the acquired corporation consist of cash, accounts receivable, property and equipment. The Company received approval as an authorized Holiday Inn franchisee prior to the purchase transaction. The property and equipment acquired continues to be operated as a Holiday Inn Hotel. During fiscal 1996, the Company changed the name of the Belle Vernon Motel Corporation to NBI Properties, Inc.

On August 14, 1995, with an effective date of close of business on July 31, 1995, American Glass, Inc., a newly formed, wholly-owned subsidiary of NBI, Inc., completed its purchase of a majority of the assets of L.E. Smith Glass Company of Mount Pleasant, Pennsylvania. L.E. Smith Glass Company is a manufacturer of handmade fine glass giftware and lighting fixtures and has been in business since 1907. The assets purchased consisted primarily of accounts receivable, inventories, and property, plant and equipment. The property, plant and equipment acquired continues to be used in the manufacture of handmade fine glass giftware and lighting fixtures. The final adjusted purchase price of $5,770,000 was paid through the assumption of $3,449,000 of certain liabilities at July 31, 1995, cash, and cash proceeds from the liquidation of other current assets held by the Company.

Both acquisitions have been accounted for under the purchase method of accounting. The results of operations of these acquired businesses have been included in the accompanying Statements of Income since the effective dates of acquisition. The total purchase price, including acquisition costs, for the Belle Vernon Motel Corporation and the L.E. Smith Glass Company was $2,496,000 and $5,913,000, respectively. The fair market value of the net assets acquired of the Belle Vernon Motel Corporation exceeded the purchase price by $844,000. Accordingly, the noncurrent assets consisting of property and equipment have been reduced by this amount under the purchase method of accounting. Similarly, the fair market value of the net assets acquired of the L.E. Smith Glass Company exceeded the purchase price by $916,000; therefore, the noncurrent assets consisting of property, plant and equipment were reduced by this amount.

Unaudited proforma consolidated results of operations of the Company are shown in the following table as if these businesses were acquired as of the first day of the period presented, July 1, 1995. This unaudited proforma information is based on the Company's accompanying Statements of Income and the historical financial information of the acquired companies, and includes adjustments to income taxes and depreciation, giving effect of the terms of the transaction as if the acquisitions had occurred on the first day presented.

Unaudited proforma consolidated results of operations:

                                                            YEAR ENDED
                                                           JUNE 30, 1996
                                                           -------------
                                                       (AMOUNTS IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)


       Revenue                                                $12,591
                                                              -------
                                                              -------

       Income from continuing operations before
         cumulative effect of accounting change               $   257
                                                              -------
                                                              -------

       Net income                                             $   120
                                                              -------
                                                              -------

       Income per common share from continuing operations
           before cumulative effect of accounting change      $   .04
                                                              -------
                                                              -------

       Net income per common share                            $   .02
                                                              -------
                                                              -------


No proforma information has been presented for the year ended June 30, 1997, as the actual results of operations from these acquisitions have been included in the accompanying Statement of Income.


3.  DISCONTINUED OPERATIONS

During April 1995, NBI, Ltd. completed a sale of certain assets of the company including its customer base. NBI, Ltd. filed for voluntary liquidation in the U.K. during fiscal 1996. As of June 30, 1997, the liquidation of NBI, Ltd. was substantially complete.

As of June 30, 1995, NBI, Inc. discontinued all software development activities. The Company had no expenditures for product development and engineering for the years ended June 30, 1997 or 1996.

On August 27, 1996, the Company decided to dispose of its AlphaNet division. During fiscal 1997, the Company completed its disposition of this division through a sale of certain assets and the assumption of certain liabilities of the operation.

With the decision to dispose of its AlphaNet division, the Company discontinued all of its operations in the computer industry segment. Therefore, it separately reported the income (loss) from this segment as discontinued operations for the years ended June 30, 1997 and 1996 as follows:

                                                    YEAR          YEAR
                                                    ENDED         ENDED
                                                JUNE 30, 1997  JUNE 30, 1996
                                                -------------  -------------
                                                    (AMOUNTS IN THOUSANDS)

   Revenues from discontinued operations            $395,000     $ 776,000
                                                    --------     ---------
                                                    --------     ---------

   Loss from discontinued operations before
     income taxes                                   $     --     $(205,000)
   Income tax benefit                                     --        68,000
                                                    --------     ---------
   Net loss from discontinued operations            $     --     $(137,000)
                                                    --------     ---------

 Gain (loss) on disposal
   NBI, Ltd.                                        $402,000            --
   AlphaNet Division                                 (72,000)           --
     (including loss from operations of $67,000
     from August 27, 1996 through its disposition)
   Income tax benefit                                 24,000            --
                                                    --------     ---------
                                                    $354,000     $      --
                                                    --------     ---------

   Net income (loss) from discontinued operations   $354,000     $(137,000)
                                                    --------     ---------
                                                    --------     ---------


The gain on disposal of NBI, Ltd. included a $316,000 translation gain recognized as a result of the substantial completion of the company's liquidation. No federal or state income taxes were recorded related to the gain on disposal of NBI, Ltd., as it is a foreign entity.


4.   INVESTMENTS IN SECURITIES AND OBLIGATIONS FROM SHORT-SALE TRANSACTIONS

During the year ended June 30, 1997, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded a net realized gain of $419,000 and a net unrealized gain of $182,000 on investments for the year ended June 30, 1997. For the year ended June 30, 1996, a net realized gain of $663,000 and a net unrealized loss of $309,000 were recorded.

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

At June 30, 1997, the Company had one short investment position totaling $111,000 which was included in obligation from short-sale transactions. This short position was closed subsequent to year-end, resulting in a $39,000 net loss.


5.   OTHER CURRENT ASSETS

Included in other current assets totaling $189,000 at June 30, 1997, was restricted cash of $19,000, representing amounts held in trust for payments under self insurance plans.

6.   PROPERTY, PLANT AND EQUIPMENT

                                        JUNE 30,
                                          1997
                                        ------
                                  (AMOUNTS IN THOUSANDS)

Land                                    $ 1,218
Buildings                                 2,642
Machinery and equipment                   3,228
Office and hotel furniture and fixtures     791
Construction in-progress                    495
                                        -------
                                          8,374
Accumulated depreciation                 (1,505)
                                        -------
                                        $ 6,869
                                        -------
                                        -------

Total depreciation expense from continuing operations was $552,000 and $435,000 for the years ended June 30, 1997 and 1996, respectively. Included in construction in progress at June 30, 1997 was $15,000 related to a roofing project at L.E. Smith. The Company estimates that it will cost approximately $385,000 to complete this project, which is expected to be competed in the second quarter of fiscal 1998.


7.   OTHER ASSETS

Included in other assets of $404,000 at June 30, 1997, was $219,000 of goodwill and other intangibles related to the acquisition of 80% of the outstanding stock of Krazy Colors during fiscal 1995. The goodwill and other intangibles are net of accumulated amortization totaling $74,000 at June 30, 1997, and are being amortized on a straight-line basis over ten years. The carrying value of goodwill is periodically reviewed by the Company, and impairments, if any, are recognized when expected future discounted cash flows derived from goodwill is less than its carrying value. Related amortization expense was $29,000 for both the years ended June 30, 1997 and 1996, respectively. Also included in other assets at June 30, 1997 was $47,000 of deferred offering costs related to an offering being considered by the Company (see Note 18).


8.   INCOME TAXES

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

In order to pay such amount, management intends to obtain additional debt or equity financing. The Company is currently pursuing various financing alternatives; however there can be no assurances the Company will be able to obtain such financing. The Company's ability to continue as a going concern is dependent upon attainment of financing sufficient to pay off the IRS debt when due. (See Note 18.)

In conjunction with the new agreement, the Company granted the IRS a security interest in all of the capital stock of American Glass, Inc., d/b/a L.E. Smith Glass Company, as well as all of the capital stock of NBI Properties, Inc. The security interest will automatically terminate upon full payment by NBI of all principal and interest owed to the IRS under the agreement. The agreement also provides for accelerated principal payments to be made within forty-five days after the end of any fiscal quarter in which NBI, Inc.'s unconsolidated cash and cash equivalents, excluding restricted cash, exceed $1.3 million. The Company is required to pay to the IRS fifty percent of the amount by which such cash and cash equivalents exceed $1.3 million. Any such payment shall be applied to and shall reduce the outstanding principal balance.

There is no accelerated principal amount payable in accordance with the revised agreement based upon the Company's cash and cash equivalents at June 30, 1997.

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

For the years ended June 30, 1997 and 1996, the provision for income taxes was included in the consolidated statements of operations as follows:

                                         1997          1996
                                         -----         ----
                                       (AMOUNTS IN THOUSANDS)
  Continuing operations                 $  105         $172
  Discontinued operations (benefit)        (24)         (68)
                                        ------         ----
                                        $   81         $104
                                        ------         ----
                                        ------         ----

The provision for income taxes from continuing operations for the years ended June 30, 1997 and 1996 consisted of:

                                        1997          1996
                                        ----          ----
                                       (AMOUNTS IN THOUSANDS)
  Federal:
     Current                            $ --          $ --
     Deferred                             24            82
                                        ----          ----
                                          24            82
                                        ----          ----

  State and other:
     Current                              40            90
     Deferred                             41            --
                                        ----          ----
                                          81            90
                                        ----          ----

  Total                                 $105          $172
                                        ----          ----
                                        ----          ----

In accordance with fresh-start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the United States Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating loss carryforwards were utilized in fiscal 1997 or 1996.

The reconciliation of income taxes from continuing operations at the U.S. federal statutory tax rate to the effective tax rate is as follows:

                                                    1997         1996
                                                   ------       ------
                                                   (AMOUNTS IN THOUSANDS)
  Federal tax expense computed at 34% on
     income from continuing operations before
     provision for income taxes                    $  270       $  135

  State taxes, net of federal benefit                  81           86

  Change in the balance of the valuation
     allowance for deferred tax assets and other     (246)         (49)
                                                   ------       ------

  Total income taxes from continuing operations    $  105       $  172
                                                   ------       ------
                                                   ------       ------

Significant components of the Company's deferred tax liabilities and assets as of June 30, 1997 were as follows:

                                                           1997
                                                         --------
                                                  (AMOUNTS IN THOUSANDS)

  Deferred tax assets:
     Current
       Interest portion of IRS Settlement amount         $    909
       Other                                                  299
     Noncurrent
       Net operating loss carryforwards                    20,971
       Capital loss carryforwards                             443
       Tax basis in subsidiaries                              595
       Other - net                                            326
                                                         --------
          Total deferred tax assets                        23,543

     Valuation allowance for deferred tax assets          (23,076)
                                                         --------

     Net deferred tax assets                                  467
                                                         --------

  Deferred tax liabilities:
     Noncurrent
       Other                                                  235
       Basis difference in fixed assets assumed
           with Belle Vernon Holiday Inn acquisition          483
                                                         --------

          Total deferred tax liabilities:                     718
                                                         --------

     Net deferred tax liability                          $   (251)
                                                         --------
                                                         --------

The net change in the valuation allowance was a decrease of $184,000 for the year ended June 30, 1997, and an increase of $309,000 for the year ended June 30, 1996.

The valuation allowance of $23,076,000 at June 30, 1997 was established because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

The tax loss carryforward at June 30, 1997 is approximately $62,000,000, of which approximately $18,000,000, $14,000,000, $14,000,000, $7,000,000,
$4,000,000, $3,000,000, $1,000,000 and $1,000,000 expire in fiscal years 2004,
2005, 2006, 2008, 2009, 2010, 2011 and 2012, respectively.


9.   ACCRUED LIABILITIES
                                                              JUNE 30,
                                                                1997
                                                               ------
                                                       (AMOUNTS IN THOUSANDS)

   Accrued interest                                            $  217
   Payroll and related benefits and taxes                         436
   Acquired liabilities under previously self-insured
      health and other benefit plans                              117
   Other                                                          384
                                                               ------
                                                               $1,154
                                                               ------
                                                               ------


10.  NOTES PAYABLE AND SHORT-TERM BORROWINGS

The following summarizes the Company's notes payable and short-term borrowings outstanding at:

                                                                   JUNE 30,
                                                                     1997
                                                                   --------
                                                          (AMOUNTS IN THOUSANDS)

Revolving bank credit note of $2,000,000, due November 1,
  1998, interest at bank's prime rate (8.50% at June 30,
  1997) plus 1/2% or less, depending upon attainment of
  certain financial ratios as defined in the agreement;
  collateralized by a first security interest in all
  accounts receivable, inventories and personal property
  of the glass manufacturing company.                               $  653

8.75% bank note payable; payable in monthly installments
  of $8,333 plus interest through July 1999; cross
  collateralized with the revolving credit note above.                 200

Bank note payable in monthly installments of $10,834 plus
  interest at bank's prime rate plus 1/2% or less,
  depending  upon the attainment of certain financial
  ratios, commencing on June 1, 1997, with the outstanding
  principal  balance plus accrued interest due in full on
  May 1, 2002. The note is cross-collateralized with the
  glass manufacturing company's revolving bank credit note
  and 8.75% bank note payable.                                         650

Bank mortgage note of $1,000,000 obtained December 3, 1996
  for hotel renovations.  Principal and interest at 8.85%
  is payable in monthly installments of $9,000 beginning
  July 1, 1997.  On July 1, 2002, the interest rate changes
  to U.S. Treasury rate plus 2.7%.  Note is due in full on
  July 1, 2007 and is collateralized by a first security
  interest in hotel assets.                                          1,000

Other                                                                   22
                                                                    ------
Total notes payable and short-term borrowings                        2,525

                                                      JUNE 30,
                                                        1997
                                                      --------
                                               (AMOUNTS IN THOUSANDS)

Total notes payable and short-term borrowings            2,525

Current portion                                            921
                                                       -------

Long-term portion of notes payable                     $ 1,604
                                                       -------
                                                       -------

At June 30, 1997, the principal maturities of notes payable and short-term borrowings for each of the subsequent fiscal years ending June 30 are: 1998 - $921,000; 1999 - $256,000; 2000 - $154,000; 2001 - $156,000; 2002 - $159,000;
and 2003 - $879,000.


11.  POSTEMPLOYMENT BENEFITS

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

As required by the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), the Company allows terminated employees who wish to continue health care coverage to pay the expected cost to be incurred, as determined by the insurance company administering the claims. However, because the Company is self-insured for health care costs for its corporate and Krazy Colors, Inc. employees, it is liable for any actual cost incurred in excess of the expected costs. As of June 30, 1997, there were no such known amounts.

The Company's current life insurance and disability benefits are fully insured. Accordingly, the Company has no further liability and no accrual is needed. However, the Company previously had a disability benefit plan that was self-insured, under which payments are still being made. In accordance with FAS No. 112, the Company accrued the present value of the expected payments discounted at 10%, as of July 1, 1994, of $271,000. The expected payments were calculated based upon the earlier of the expected duration of each individual's disability or the time remaining until the individual reaches the age of 65, at which time the benefits cease. The total liability outstanding at June 30, 1997, is $214,000, of which $196,000 is classified as long-term.


12.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS:

The Company's hotel operations leases the land supporting its hotel, under an operating lease expiring in the year 2026, with an option to extend for an additional 25 years. The monthly lease payments are based upon 3% of room and related revenue and 1% of other revenues of the hotel, with a minimum annual rental of $8,000. Rent expense under this lease was $44,000 for the year ended June 30, 1997 and $39,000 for the period August 4, 1995, the hotel acquisition date, through June 30, 1996.

The Company also leases various office facilities and equipment. The office facilities and equipment leases from continuing operations have expiration dates that extend through September 2000. Total rental expense for continuing operations was $138,000 and $100,000 for the years ended June 30, 1997 and 1996, respectively.

The future minimum rental commitments for continuing operations for the next five fiscal years, under non-cancellable leases, are: 1998 - $147,000; 1999 - $131,000; 2000 - $102,000; 2001 - $26,000 and 2002 - $8,000.

The Company also has non-cancellable facility and equipment leases related to its discontinued operations. However, it has no liability related to the leases of its subsidiary, NBI, Ltd., that is in the process of voluntary liquidation (see Note 3).

OTHER COMMITMENTS AND CONTINGENCIES:

In conjunction with NBI's acquisition of Krazy Colors, Inc. in February 1995, the stock purchase agreement provided for royalty payments to the sellers, including NBI's CEO, based upon gross margin performance. Royalties are calculated based upon gross margin in excess of $150,000 in any calendar year and will be earned at the rate of twenty percent when the gross margin is greater than $150,000 and less than or equal to $300,000, twenty-five percent when the gross margin is greater than $300,000 and less than or equal to $450,000, and thirty percent when the gross margin is greater than $450,000. No royalties were incurred during the fiscal years ended June 30, 1997 and 1996. (See also Note 17.)

In connection with its franchise agreement, the Company's hotel operation completed approximately $1.1 million in renovations to the hotel during fiscal 1997. As a result of these renovations, the Company is now in compliance with the Holiday Inn franchise agreement provisions regarding its property improvement requirements.


13.  STOCKHOLDERS' EQUITY

The Company has authorized 20,000,000 shares of $.01 par value common stock. At June 30, 1997, 10,005,020 shares were issued including 2,027,200 held in
treasury.   Therefore, the Company had 7,977,820 shares issued and outstanding at June 30, 1997.

In accordance with the provisions of the Plan of Reorganization, on February 3, 1997, the fifth anniversary of its effective date, all of the new common stock held for unexchanged holders of NBI's old common stock and convertible debentures reverted to the Company. As a result, the Company received 23,164 shares of its common stock at no cost. These shares are held in treasury.

In March 1996, the Company issued 1,500,000 unregistered shares of its common stock from shares held in treasury through a private placement stock offering. The offering resulted in net proceeds of $1,047,000 which was used by the Company first to pay obligations due to the IRS and then for operating capital of the Company.

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with an acquisition. These warrants are exercisable through December 31, 2002. As of June 30, 1997, no warrants had been exercised.


14.  STOCK OPTIONS

The Employee Stock Option Plan was established pursuant to the Company's Plan of Reorganization. At June 30, 1997, 896,250 shares were reserved under the Employee Stock Option Plan. Options granted under this plan have an exercise price of no less than fair market value and no more than 150% of fair market value. The employee options are exercisable for a period of five years from the date of the grant, unless previously forfeited. The options vest over four years at 25% per year with vesting continuing as long as the optionee is employed by the Company. Options are forfeited by the optionee three months following termination of employment with the Company. The options granted under this plan prior to fiscal 1996 are intended to be non-qualified stock options. Those issued subsequent to fiscal 1995 are intended to be incentive stock options.

Options to purchase 150,000 shares of stock are outstanding at June 30, 1997, that were issued to directors of the Company during fiscal 1993. These options were not issued pursuant to an existing stock option plan and were immediately exercisable on the grant date. These options are exercisable for a period of five years from the date of grant.

Options to purchase 400,000 shares of stock were issued to the Chief Executive Officer during fiscal 1994. These options were not issued pursuant to an existing stock option plan. These options vest over four years at 25% per year with vesting continuing as long as the optionee is employed as Chief Executive Officer.

At June 30, 1997, 550,000 shares were reserved for options issued outside of the Stock Option Plan.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost been determined based upon the fair value at the grant date for the options, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended June 30, 1997 and 1996 would have been reduced to the proforma amounts shown below:

                                          YEARS ENDED
                                            JUNE 30,
                                           1997     1996
                                         ------     ----
Net income - as reported                 $1,044     $ 88
                                         ------     ----
                                         ------     ----
Net income - proforma                    $1,011     $ 88
                                         ------     ----
                                         ------     ----
Net income per share - as reported       $  .13     $.01
                                         ------     ----
                                         ------     ----
Net income per share - proforma          $  .13     $.01
                                         ------     ----
                                         ------     ----

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option - pricing model with the following assumptions for the grants issued during fiscal 1996 (all on the same date): no dividend yield; expected volatility of 45.61%; risk-free interest rate of 6.0% and expected lives of 4 years.

During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years, since options vest over several years and additional awards could be made each year.

The following table summarizes, by number of shares, option transactions under all plans:
                              EMPLOYEE     OTHER                WEIGHTED-AVERAGE
                                 PLAN     OPTIONS     TOTAL      EXERCISE PRICE
                              --------    -------   ---------   ----------------
  Outstanding June 30, 1995    245,000    550,000     795,000         $ .55

  Granted                      360,000         --     360,000           .88
  Exercised                         --         --          --            --
  Forfeited                     (3,500)        --      (3,500)          .38
                               -------    -------   ---------         -----
  Outstanding June 30, 1996    601,500    550,000   1,151,500           .65

  Granted                           --         --          --            --
  Exercised                     (3,750)        --      (3,750)          .38
  Forfeited                    (27,250)        --     (27,250)          .67
                               -------    -------   ---------         -----
  Outstanding June 30, 1997    570,500    550,000   1,120,500         $ .66
                               -------    -------   ---------         -----
                               -------    -------   ---------         -----
  Options exercisable
    at June 30, 1997           305,000    450,000     755,000         $ .57
                               -------    -------   ---------         -----
                               -------    -------   ---------         -----

                                EMPLOYEE      OTHER
                                  PLAN       OPTIONS
                                --------     -------
  Weighted-average fair
    value of options
    granted for the
    year ended
    June 30, 1996               $    .38     $   --
                                --------     ------
                                --------     ------
  Weighted-average fair
    value of options
    granted for the
    year ended
    June 30, 1997               $    --      $   --
                                --------     ------
                                --------     ------

The following table summarizes information about the stock options outstanding at June 30, 1997:

                                               WEIGHTED-AVERAGE
                                                  REMAINING
          EXERCISE    NUMBER      NUMBER         CONTRACTUAL
           PRICE   OUTSTANDING  EXERCISABLE          LIFE
          -------- -----------  -----------    ----------------
           $.25      150,000      150,000          .22 years
           $.38      226,500      219,000          .48 years
           $.77      400,000      300,000         1.25 years
           $.88      344,000       86,000         3.45 years
                   ---------      -------

                   1,120,500      755,000
                   ---------      -------
                   ---------      -------


15.    SEGMENT INFORMATION

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

The Company's glass manufacturer sells its glass giftware primarily to traditional and specialty retailers, manufacturers/wholesalers and the food service market throughout the United States. L.E. Smith Glass Company currently has one significant customer and sales to this customer totaled approximately 28% and 26% of NBI's consolidated revenues in fiscal 1997 and 1996, respectively. In addition, this customer constituted approximately 22% of the Company's consolidated accounts receivable at June 30, 1997, while one other customer, a national retailer, comprised another 12% of the accounts receivable balance.

In addition, the glass manufacturer purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on comparable terms.

As of June 30, 1997, approximately 61% of the Company's employees were covered by collective bargaining agreements expiring in fiscal 1999.

                                                  YEAR           YEAR
                                                  ENDED          ENDED
                                              JUNE 30, 1997   JUNE 30, 1996
                                              -------------   --------------
                                                 (AMOUNTS IN THOUSANDS)

 Revenue from continuing operations:
   Glass manufacturing                            $11,052        $ 9,500
                                                  -------        -------
                                                  -------        -------
   Hotel operations                               $ 1,972        $ 1,795
                                                  -------        -------
                                                  -------        -------
   Other operations                               $   645        $   472
                                                  -------        -------
                                                  -------        -------
 Operating income (loss):
   Glass manufacturing                            $ 1,376        $ 1,285
                                                  -------        -------
                                                  -------        -------
   Hotel operations                               $     5        $   159
                                                  -------        -------
                                                  -------        -------
   Other operations                               $  (121)       $  (135)
                                                  -------        -------
                                                  -------        -------
 Identifiable assets:
   Glass manufacturing                            $ 6,595        $ 6,240
                                                  -------        -------
                                                  -------        -------
   Hotel operations                               $ 2,919        $ 2,062
                                                  -------        -------
                                                  -------        -------
   Other operations                               $ 1,694        $   592
                                                  -------        -------
                                                  -------        -------
 Additions to property, plant and equipment:
   Glass manufacturing                            $   701        $   422
                                                  -------        -------
                                                  -------        -------
   Hotel operations                               $ 1,154        $   307
                                                  -------        -------
                                                  -------        -------
   Other operations                               $ 1,146        $    28
                                                  -------        -------
                                                  -------        -------
 Depreciation and amortization:
   Glass manufacturing                            $   405        $   343
                                                  -------        -------
                                                  -------        -------
   Hotel operations                               $   137        $    80
                                                  -------        -------
                                                  -------        -------
   Other operations                               $    41        $    36
                                                  -------        -------
                                                  -------        -------

16.  OTHER INCOME AND EXPENSES

Included in other income and expenses for the year ended June 30, 1997 was income of $348,000, net of legal fees, related to the recovery of a note receivable for which the Company had previously established a reserve, partially offset by expenses of $126,000 for architect fees related to hotel improvement projects that the Company has decided not to pursue.


17.   RELATED PARTY TRANSACTIONS

In February 1995, the Company entered into an agreement to purchase 80% of the outstanding stock of Krazy Colors effective January 1, 1995. Prior to this agreement, the Company's Chief Executive Officer ("CEO"), Jay H. Lustig, owned 55% of the outstanding stock of the manufacturer. Subsequent to this transaction, the CEO owns 11% of the stock in Krazy Colors, Inc. As a part of the sales agreement, the sellers are eligible to receive royalty payments based upon gross margin performance in excess of specified amounts (see Note 12). NBI's CEO will receive 55% of any such royalty payments. No royalties were incurred by the Company during fiscal years ended June 30, 1997 or 1996.

During fiscal 1997 and 1996, the Company utilized a stock brokerage firm, which is 100% owned by its CEO, to execute certain transactions on its behalf. However, NBI uses another unrelated company to act as custodian and clearing firm for its investment assets. Gross revenues earned by the brokerage firm related to investment transactions by NBI in fiscal 1997 and 1996, totaled $90,000 and $89,000, respectively, on purchase and sale transactions totaling $47,968,000 and $26,988,000 before fees, respectively.

The Company believes that these transactions were in its best interests, were on terms no less favorable to the Company than could be obtained from unaffiliated third parties and were in connection with bona fide business purposes of the Company.


18.  GOING CONCERN

As discussed in Note 8, the entire outstanding principal balance on the IRS debt of $5,278,000 at June 30, 1997 is due in full on October 1, 1997. This condition raises substantial doubt about the Company's ability to continue as a going concern. In order to pay such amount, management intends to obtain additional debt or equity financing. The Company is currently pursuing various financing alternatives; however there can be no assurance that the Company will be able to obtain such financing. The Company's ability to continue as a going concern is dependent upon attainment of financing sufficient to pay off the IRS debt when due.

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

      16.  Letter on Change in Certifying Accountant(4)

      21.  Subsidiaries of Registrant
           a.    See Item 1 - Business, herein

      23.  Consent of Independent Accountant(6)

      27.  Financial Data Schedule
           a.    For the year ended June 30, 1997(6)

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the fourth quarter ended June 30, 1997.


----------------------------------------------------------------------
   (1)  Incorporated by reference to Registration Statement No. 33-73334.
   (2) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1994.
   (3) Incorporated by reference to the Company's report on Form 8-K dated August 4, 1995.
   (4) Incorporated by reference to the Company's report on Form 8-K dated August 11, 1995.
   (5) Incorporated by reference to the Company's report on Form 10-KSB for the year ended June 30, 1995.
   (6)  Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NBI, Inc.




September 16, 1997                   By:  /s/ JAY H. LUSTIG
------------------                       -------------------------------------
                                          Chairman of the Board
                                          (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ MARJORIE A. COGAN      Corporate Controller, Secretary    September 16, 1997
------------------------      (Principal Financial and        ------------------
Marjorie A. Cogan                 Accounting Officer)



/s/ JAY H. LUSTIG                    Director                 September 16, 1997
------------------------                                      ------------------
Jay H. Lustig



/s/ MARTIN J. NOONAN                 Director                 September 16, 1997
------------------------                                      ------------------
Martin J. Noonan