Form 10QSB
period 1997-09-30
NBI INC
filed 1997-11-14
CIK 313518

PAGE
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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

                                                 [X]  YES             [  ]  NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



      Class                                Outstanding at October 31, 1997
      -----                                -------------------------------
Common Stock par value  $.01  per  share               8,088,320

                                                                          PAGE
                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                     For Quarter Ended September 30, 1997





               PAGE
               ----
PART    I  -  FINANCIAL  INFORMATION



Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                          7 - 9

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     10 - 12


PART  II - OTHER INFORMATION                                       13

                                                                          PAGE
                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)



                                              September  30,          June  30,
                                                  1997                  1997
                                                  ----                  ----
                                                          (Unaudited)

                                               ASSETS
                                               ------



Current assets:
 Cash and cash equivalents                         $   154          $   333
 Accounts receivable, less allowance for
  doubtful accounts of $100 and $97, respectively    1,674             1,231
 Inventories                                         2,395             2,470
 Other current assets                                  226               189
                                                   --------         --------
 Total current assets                                4,449             4,223

Property, plant and equipment, net                   6,734             6,869
Other assets.                                          414               404
                                                    --------        --------

                                                   $ 11,597         $ 11,496
                                                    =======          =======


                   LIABILITIES AND STOCKHOLDERS' EQUITY
      --------------------------------------------------------------

Current liabilities:
 Short-term borrowings and current portion
   of notes payable                                    $ 1,185       $   921
 Obligation for short-sale transactions                     --           111
 Current portion of IRS debt and other income taxes
   payable                                                5,293        5,274
 Accounts payable                                           932          960
 Accrued liabilities                                      1,125        1,154
                                                         --------   --------
 Total current liabilities                                 8,535       8,420

Long-term liabilities:
 Notes payable                                              1,536      1,604
 Deferred income taxes                                        225        251
 Postemployment disability benefits                           193        196
                                                          --------   -------
 Total liabilities                                          10,489     10,471
                                                          --------   --------

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,115,520 and 10,005,020 shares issued, respectively       101       100
 Capital in excess of par value                              6,241     6,178
 Accumulated deficit                                        (4,366)   (4,385)
                                                           --------  -------
                                                             1,976      1,893
 Less treasury stock at cost (2,027,200 shares)               (868)     (868)
                                                           --------  --------
 Total stockholders' equity                                   1,108     1,025
                                                            --------  -------

                                                             $11,597  $11,496
                                                             =======  =======




                                       See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)




                                                   Three  Months  Ended
                                                       September  30,
                                                  1997              1996
                                                 ----               ----


Revenues:
 Sales                                          $ 3,085           $ 3,148
 Service and rental                                 636               594
                                                 -------          -------
                                                 3,721             3,742
Costs and expenses:
 Cost of sales                                   2,191             2,092
 Cost of service and rental                        414               375
 Marketing, general and administrative             840               739
                                               -------           -------
                                                 3,445             3,206
                                               -------            ------

 Income from operations                            276               536

Other income (expense):
 Net loss on investments                           (39)            (107)
 Other expense                                      (8)             (49)
 Interest expense                                  (182)           (163)
                                                 -------          -------
                                                   (229)            (319)
                                                  -------          ------

 Income before provision for income taxes            47               217
Provision for income taxes                          (28)            (110)
                                                 -------           -------

Net income                                        $   19           $  107
                                                  =======          =======



Net income per common share                       $   --            $  .01
                                                  =======           =======


Weighted average number of common shares
   outstanding                                      8,044             7,998
                                                   =======           =======






                            See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                                      Three  Months  Ended
                                                          September  30,
                                                  1997                   1996
                                                  ----                   ----


Cash flows from operating activities:
 Net income                                           $  19             $ 107
 Adjustments to reconcile net income to net cash
 flow provided by (used in) operating activities:
 Utilization of net operating loss carryforwards          --               54
 Depreciation and amortization                           176              134
 Provision for bad debts and returns                      34               25
 Provision for writedown of inventories                   17               36
 Loss (gain) on sales of property and equipment           50              (2)
 Net unrealized loss (gain) on trading securities        (53)              36
 Compensation expense related to stock option extensions  37               --
 Other                                                    --                1
 Changes in assets -- decrease (increase):
 Accounts receivable                                     (477)          (695)
 Inventories                                               58            (35)
 Other current assets                                     (34)            512
 Net assets of discontinued operations                     --            (35)
 Other assets                                             (24)            (6)
 Changes in liabilities -- (decrease) increase:
 Obligations for short-sale transactions                  (58)           (270)
 Accounts payable and accrued liabilities                 (30)            188
 Income tax related accounts                               (7)             16
                                                         -----         ------
 Net cash flow provided by (used in) operating
   activities                                            (292)             66
                                                         -----          -----

Cash flows from investing activities:
 Proceeds from sales of property and equipment              1               3
 Purchases of property and equipment                     (112)           (309)
                                                         -----          ------
       Net cash flow used in investing activities        (111)           (306)
                                                         -----           ------

Cash flows from financing activities:
 Collections from notes receivable                          1              --
 Proceeds from issuance of stock, net of offering costs    (2)              1
 Proceeds from stock options exercised                      29             --
 Proceeds from borrowing                                    50             --
 Payments on notes payable                                 (77)           (85)
 Net borrowings on line of credit                          223             262
                                                         ------          -----
Net cash flow provided by financing activities             224           178
                                                         ------          -----

Net decrease in cash and cash equivalents                 (179)           (62)

Less increase in cash and cash equivalents included
 in net current assets of discontinued operations           --           (71)

 Cash and cash equivalents at beginning of period           333           782
                                                          ------         -----

Cash and cash equivalents at end of period               $  154         $ 649
                                                         =======        =====

                                         See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                                 Three  Months  Ended
                                                    September  30,
                                                1997             1996
                                                ----             ----


Supplemental disclosures of cash flow information:


 Interest paid                                   $ 166           $ 142
                                                 ======           =====

 Income taxes paid                               $  26            $ 52
                                                 ======           =====




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


 Note  2  -  Cash  and  Cash  Equivalents
 ----------------------------------------

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


Note  3  -  Investments  in  Securities  and  Obligations  from  Short-Sale
---------------------------------------------------------------------------
Transactions
------------

During the three months ended September 30, 1997, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. For the quarter ended September 30, 1997, the Company recorded a net unrealized gain of $53,000 and a realized loss of $92,000; compared to a net unrealized loss of $36,000 and a net realized loss of $71,000 for the same period of the prior fiscal year.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At September 30, 1997, the Company had no short investment positions.


Note  4  -  Inventories
-----------------------

Inventories  are  comprised  of  the  following:


                                              September  30,
                                                  1997
                                                  ----
                                            (Amounts  in  thousands)



 Raw materials                                      $  811
 Work in process                                       293
 Finished goods                                      1,275
 Food and beverage inventory                            16
                                                     ------
                                                    $ 2,395
                                                     ======


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  5  -  Property  and  Equipment
------------------------------------

 Capital assets are depreciated on a straight-line basis over their useful lives shown below:


                                          Asset            September  30,
                                          Lives                 1997
                                           -----                ----
                                                      (Amounts  in  thousands)



 Land                                       N/A                 $ 1,226
 Buildings                                 20-25 yrs              2,660
 Machinery and equipment                    3-15 yrs              3,482
 Office and hotel furniture, fixtures       5-10 yrs                791
 Construction-in-progress                    N/A                    224
                                                                 ------
                                                                  8,383
 Accumulated depreciation                                       (1,649)
                                                              -----------
                                                             $    6,734
                                                              ===========




Note  6  -  Income  Taxes
-------------------------

IRS  Debt:
----------

On October 13, 1995, the Company entered into an agreement in principle with the IRS, effective October 1, 1995. This agreement revised the payment terms provided in its settlement agreement with the IRS dated June 12, 1991, as to NBI's federal income tax liabilities for the fiscal years ended June 30, 1980 through 1988. The new agreement provided for a principal payment of $250,000, plus accrued interest for the period July 1, 1995 through September 30, 1995, at the original stated rate, and accrued interest for the period October 1, 1995 through December 31, 1995, at the rate of 7.5% per annum, which was paid upon execution of the definitive agreement on March 19, 1996. Subsequently, quarterly interest payments were due beginning April 1, 1996 through October 1, 1997. Interest was paid and accrued on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The interest rate for April 1, 1996 through October 1, 1997 is being negotiated, under the terms of the agreement, based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The Company paid interest on the scheduled payment dates through July 1, 1997, based upon the rate of 7.5%. The final quarterly interest payment due October 1, 1997 is still outstanding.

The remaining principal balance of $5.3 million was due in full on October 1, 1997 and is included in the current portion of IRS debt and other income taxes
payable  at  September  30,  1997.   Prior to September 30, 1997, the Company
began negotiations with the IRS regarding the payment terms of the debt. Effective September 30, 1997, the Company executed a Forbearance Agreement with the IRS. This agreement stipulates that the IRS will forbear from exercising its rights and remedies related to the Company's debt until the earlier of i) fifteen days after receipt of written notice from the IRS that it desires to terminate the Forbearance Agreement, ii) a bankruptcy or insolvency proceeding has been initiated by or against NBI, Inc. or iii) December 31, 1997. To date, no notice of termination has been received by NBI from the IRS.

In order to pay the IRS debt, management intends to obtain additional debt or equity financing. The Company is currently pursuing various financing options; however there can be no assurances the Company will be able to obtain such financing. The Company's ability to continue as a going-concern is dependent upon attainment of financing sufficient to satisfy the IRS debt.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Under the debt agreement, the Company granted the IRS a security interest in all of the capital stock of (i) American Glass, Inc. and (ii) NBI Properties,
Inc.   The security interest will automatically terminate upon full payment by
NBI  of  all  principal  and  interest  owed  to  the  IRS.

Income  tax  provision:
-----------------------

For the three months ended September 30, 1997 and 1996, the Company recorded income tax provisions of $28,000 and $110,000, respectively, including state and other income tax provisions totaling $28,000 and $56.000, respectively. These amounts were based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the quarter ended September 30, 1997; however, $54,000 of pre-reorganization net operating losses were utilized for the same period in the prior fiscal year.


Note  7  -  Stockholders'  Equity
---------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At September 30, 1997, 10,115,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,088,320 shares issued and outstanding at September 30, 1997. During the quarter ended September 30, 1997, 110,500 shares were issued pursuant to stock option exercises.


Note  8  -  Seasonal  Variations  of  Operations
------------------------------------------------

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


Note  9  -  Related  Party  Transactions
----------------------------------------

During the first quarter of fiscal 1998, the Company borrowed $50,000 from its Chief Executive Officer (CEO) for working capital needs. This amount was included in short-term borrowings at September 30, 1997. Subsequently, in October 1997, the Company borrowed an additional $50,000 from its CEO. The borrowings are subject to the terms of a revolving promissory note which provides for interest to be paid at the rate of ten percent per annum. In addition, the note will be secured by a mortgage on a portion of the land held by the Company for development. The entire principal amount outstanding is due and payable in full on March 5, 1998.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        FIRST QUARTER, FISCAL YEAR 1998


The  statements in this discussion contain both historical and forward-looking
statements.    The  forward-looking  statements  are  based  upon  current expectations and the actual results could differ materially from those anticipated. Factors that may affect such forward-looking statements include, among others, ability to obtain financing, competitive factors and pricing pressures, loss of significant customers, availability of raw materials, labor disputes, investment results, adequacy of insurance coverage, reliance on key personnel, inflation and general economic conditions.

RESULTS  OF  OPERATIONS

Revenues for the first quarter of fiscal year 1998 remained constant at $3.7 million, as compared to the first quarter of the prior fiscal year.

Sales revenue was $3,085,000 and $3,148,000 for the quarters ended September 30, 1997 and 1996, respectively. The decline in revenue was primarily related to a significant decline in revenues from Krazy Colors, Inc., the Company's children's paint manufacturing operation, due to the implementation of a change in sales focus, partially offset by a slight increase in revenue from L.E. Smith Glass Company.

Service and rental revenue totaled $636,000 for the three months ended September 30, 1997, as compared to $594,000 for the same period in fiscal 1997. This increase was primarily due to increased food and beverage sales at the Belle Vernon Holiday Inn.

Total revenues are expected to increase slightly for the three months ended December 31, 1997, as compared to the same period in the prior fiscal year, primarily due to an increase in the expected average daily room rates and occupancy rates from the Belle Vernon Holiday Inn, resulting from the absence of renovation construction activity which limited the number of available rooms during the second quarter of fiscal 1997. Total revenues for the second quarter of fiscal 1998 are expected to decrease slightly compared to the first quarter of fiscal 1998, primarily due to seasonal variations expected in all operations.

Cost of sales, service and rental was 70.0% and 65.9% of total revenue for the three months ended September 30, 1997 and 1996, respectively.

Cost of sales as a percentage of sales revenue for the three months ended September 30, 1997 was 71.0% compared to 66.5% for the same period in fiscal 1997. The resulting decline in gross margin was primarily related to a variance in sales mix of L.E. Smith Glass Company and lower revenue volume of Krazy Colors, Inc.

Cost of service and rental as a percentage of service and rental revenue was 65.1% and 63.1% for the three months ended September 30, 1997 and 1996, respectively. The related decline in gross margin occurred primarily due to increased fixed costs resulting from additional depreciation and amortization related to the renovations of the Belle Vernon Holiday Inn completed during fiscal 1997.

Cost of sales, service and rental as a percentage of total revenue for the second quarter of fiscal 1998 is expected to remain fairly steady as compared to the first quarter of fiscal 1998; it is also expected to remain fairly constant as compared to the second quarter of fiscal 1997, as a projected decline in gross margin from L.E. Smith Glass Company, due to a less favorable sales mix, is expected to be offset by an increase in gross margin from the Belle Vernon Holiday Inn, due to the absence of significant construction activity which had been experienced during the second quarter of fiscal 1997.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 1998 - CONTINUED


Marketing, general and administrative expenses totaled $840,000 and $739,000 for the three months ended September 30, 1997 and 1996, respectively. The increased expenses were primarily related to non-cash compensation expense recorded for extensions of certain executive stock options, general cost increases and increased sales and marketing activities at L.E. Smith Glass Company.

Marketing, general and administrative expenses are expected to remain fairly constant for the three months ended December 31, 1997, as compared to the same period in the prior fiscal year and are expected to increase moderately from the first quarter of fiscal 1998. This expected increase is primarily due to general cost increases and increased sales and marketing activities.

The Company recorded net losses on investments of $39,000 and $107,000 for the three months ended September 30, 1997 and 1996, respectively. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At September 30, 1997, the Company had no short investment positions.

The Company recorded provisions for income taxes of $28,000 and $110,000 for the first quarter of fiscal 1998 and 1997, respectively, primarily due to the
inclusion  of Pennsylvania state income tax provisions.   NBI  does  not  have
any  net  operating  loss carryforwards available  in  Pennsylvania;  however it  does  have  significant federal net operating  loss  carryforwards,  as well as significant net operating loss carryforwards in several other states. Therefore, the Company has no federal or other state income taxes
payable.   In  accordance  with  fresh start accounting,  the income tax provisions recorded do include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss
carryforwards.   These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision.
There was no non-cash component included in the income tax provision for the three months ended September 30, 1997, compared to a non-cash charge of $54,000 for the three months ended September 30, 1996.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company experienced no significant change in total assets or working capital during the first quarter of fiscal 1998. The Company had total assets of $11.6 million at September 30, 1997, compared to $11.5 million at June 30, 1997, and negative working capital of $4.1 million and $4.2 million at September 30, 1997 and June 30, 1997, respectively.

The entire outstanding principal balance on the IRS debt of $5,278,000 at September 30, 1997 was due in full on October 1, 1997. Prior to September 30, 1997, the Company began negotiations with the IRS regarding the payment terms of the debt. Effective September 30, 1997, the Company executed a Forbearance Agreement with the IRS. This agreement stipulates that the IRS will forbear from exercising its rights and remedies related to the Company's debt until the earlier of i) fifteen days after receipt of written notice from the IRS that it desires to terminate the Forbearance Agreement, ii) a bankruptcy or insolvency proceeding has been initiated by or against NBI, Inc. or iii) December 31, 1997. To date, no notice of termination has been received by NBI from the IRS.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 1998 - CONTINUED


In  order  to pay the IRS debt, management intends to obtain additional debt or
equity  financing.    The  Company  is  currently  pursuing  various financing
options, not only for the IRS debt, but also for its real estate development activities; however, there can be no assurance that the Company will be able to obtain  such financing or that if it is able to obtain such financing, that
it will  be  on  favorable  terms.    The  Company's  ability  to  continue  as
a going-concern is dependent upon attainment of financing sufficient to satisfy the IRS debt.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at September 30, 1997, internally generated funds and, for L.E. Smith Glass Company's requirements, short-term borrowings under an existing line of credit.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  4    Results  of  Votes  of  Security  Holders
----------------------------------------------------

On August 26, 1997, NBI's Board of Directors approved an amendment to its Certificate of Incorporation to grant the Corporation authority to issue up to five million shares of preferred stock with a par value of $.01 per share. In addition, the amendment allows the Company to effect a reverse stock split of either 4:1 or 5:1 at the discretion of the Board of Directors. The Company obtained written consents, in lieu of a meeting, of a majority of its stockholders approving these amendments. Written consents were received from shareholders holding 4,295,798 shares, or 53.1%, of the shares outstanding. The Company has not yet filed the amendment to its Certificate of Incorporation with the Delaware Secretary of State.


Item  6          Exhibits  and  Reports  on  Form  8-K
-------          -------------------------------------

 (a)          Exhibits

 27.          Financial  Data  Schedule

 (b)       The following Form 8-K was filed during the quarter ended September
            30,  1997:

 1.          Form  8-K  dated  September  30,  1997,  Item  5  - Other Events:

                    The Company executed a Forbearance Agreement with the IRS related to NBI, Inc.'s IRS debt of $5,278,000 that was due in full on October 1, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NBI,  INC.




November  14,  1997                     By: /s/ Marjorie A. Cogan
-------------------              --------------------------------------
     (Date)                                     Marjorie  A.  Cogan
                                           As  a  duly  authorized  officer
                                        Chief  Financial  Officer,  Secretary