Form 10QSB
period 1997-12-31
NBI INC
filed 1998-02-17
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997

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

                                                 [X]  YES             [  ]  NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Class                                    Outstanding at January 31, 1998
-----------------                             -------------------------------
Common Stock, par value $.01  per  share                    8,088,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                      For Quarter Ended December 31, 1997





                                                                   PAGE
                                                                   ----
PART    I  -  FINANCIAL  INFORMATION



Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 11

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     12 - 14


PART  II - OTHER INFORMATION                                       15

                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)



                                              December  31,          June  30,
                                                   1997                 1997
                                                ----------          ----------
                                                (Unaudited)


                                      ASSETS
                                      ------



Current assets:
 Cash and cash equivalents                        $   124              $   333
 Accounts receivable, less allowance for doubtful
    accounts of $79 and $97, respectively           1,238                1,231
 Inventories                                        2,397                2,470
 Other current assets                                 240                  189
                                                  --------            --------
 Total current assets                                3,999               4,223

Property, plant and equipment, net                   6,903               6,869
 Other assets                                          463                 404
                                                   --------           --------

                                                  $ 11,365            $ 11,496
                                                  ==========          ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
       --------------------------------------------------------------------

Current liabilities:
 Short-term borrowings and current portion
 of notes payable                                  $   999            $   921
 Obligation for short-sale transactions                 --                111
 Current portion of IRS debt and other income taxes
   payable                                            5,271             5,274
 Accounts payable                                     1,095               960
 Accrued liabilities                                  1,178             1,154
                                                    --------          --------
 Total current liabilities                             8,543            8,420
 Long-term liabilities:
 Notes payable                                         1,476            1,604
 Deferred income taxes                                   225              251
 Postemployment disability benefits                      190              196
                                                     --------         --------
 Total liabilities                                     10,434          10,471
                                                     --------        --------

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value; 20,000,000 shares
   authorized; 10,115,520 and 10,005,020 shares issued,
     respectively                                         101             100
 Capital in excess of par value                         6,241           6,178
 Accumulated deficit                                   (4,543)         (4,385)
                                                      --------        --------
                                                        1,799           1,893
 Less treasury stock at cost (2,027,200 shares)          (868)          (868)
                                                      --------        --------
 Total stockholders' equity                                931          1,025
                                                      --------        --------

                                                      $ 11,365        $ 11,496
                                                     =========       =========





                                  See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)





                           Three  Months  Ended             Six  Months  Ended
                              December  31,                    December  31,
                           1997          1996               1997          1996
                           ----          ----               ----          ----






Revenues:
 Sales                    $ 3,181       $ 3,205            $ 6,266     $ 6,353
 Service and rental           519           397              1,155         991
                           -------      -------              -------   -------
                            3,700         3,602               7,421      7,344
 Costs and expenses:
 Cost of sales              2,414         2,205                4,605     4,297
 Cost of service and rental   402           342                  816       717
 Marketing, general and
   administrative              880          917                 1,720    1,656
                             -------     -------               -------   ------
                              3,696        3,464                 7,141    6,670
                              ------      -------               -------  ------

 Income from operations           4          138                  280      674

Other income (expense):
 Net gain on investments          --         278                  (39)     171
 Other income and expenses, net   (3)        250                  (11)     201
 Interest expense                (183)      (171)                (365)    (334)
                                -------   -------              -------  ------
                                 (186)        357                (415)      38
                                ------    -------             -------   -------
 Income (loss) from operations before
   income tax benefit (provision) (182)       495                (135)     712
 Income tax benefit (provision)      5          9                 (23)    (101)
                                 -------  -------             -------  -------

 Net income (loss)              $ (177)    $  504              $ (158)  $  611
                                 =======  =======             =======  =======


Income (loss) per common share:

 Net income (loss) - basic       $ (.02)   $  .06              $ (.02)  $  .08
                                  =======  =======             =======  =======
 Net income (loss) - diluted      $ (.02)  $  .06              $ (.02)  $  .07
                                   =======  =======           =======  =======


Weighted average number of common
 shares outstanding                  8,088    8,001             8,066    7,999
                                    =======  =======          =======  =======












                                 See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                           Six  Months  Ended
                                                             December  31,
                                                          1997          1996
                                                          ----          ----



Cash flows from operating activities:
Net income (loss)                                            $ (158)    $  611
Adjustments to reconcile net income (loss) to net cash
flow provided by (used in) operating activities:
 Utilization of net operating loss carryforwards                  --        25
 Depreciation and amortization                                   358       273
 Provision for bad debts and returns                              47        54
 Provision for writedown of inventory                             15        85
 Loss (gain) on sales of property and equipment                   51        (2)
 Net unrealized gain on trading securities                       (53)     (110)
 Compensation expense related to stock option extensions          37        --
 Other                                                             1       (61)
 Changes in assets -- decrease (increase):
 Accounts receivable                                             (54)     (201)
 Inventory                                                        58      (138)
 Trading securities                                               --        84
 Net assets of discontinued operations                            --       (52)
 Other current assets                                            (50)       58
 Other assets                                                    (82)       --
 Changes in liabilities -- (decrease) increase:
 Obligations for short-sale transactions                         (58)     (493)
 Accounts payable and accrued liabilities                        122      (146)
 Income tax related accounts                                     (29)      (55)
                                                               ------  --------
 Net cash flow provided by (used in) by operating activities     205       (68)

Cash flows from investing activities:
Proceeds from sales of property and equipment                      2        11
Purchases of property and equipment                             (395)   (1,008)
                                                               ------  --------
 Net cash flow used in investing activities                     (393)     (997)

Cash flows from financing activities:
Collections on note receivable                                     3        --
Proceeds from borrowings                                         100       838
Proceeds from stock option exercises                              29         1
Payments on notes payable                                       (141)     (141)
Net borrowings (payments) on line of credit                      (12)      385
                                                               ------  --------
 Net cash flow provided by (used in) financing activities        (21)    1,083

Net increase (decrease) in cash and cash equivalents            (209)       18

Increase in cash and cash equivalents included in
net current assets of discontinued operations                     --        20

Cash and cash equivalents at beginning of period                 333       782
                                                               ------  --------

Cash and cash equivalents at end of period                     $ 124   $   820
                                                               ======  ========

                             See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                          Six  Months  Ended
                                                            December  31,
                                                          1997         1996
                                                          ----         ----



Supplemental disclosures of cash flow information:


Interest paid                                             $ 228         $ 288
                                                           ====          ====

Income taxes paid                                         $ 60           $ 92
                                                          ====           ====


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


Note  3  -  Investments  in  Securities  and  Obligations  from  Short-Sale
---------------------------------------------------------------------------
Transactions
------------

During the six months ended December 31, 1997, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company held no investments and had no realized or unrealized gains or losses for the quarter ended December 31, 1997. Net realized and unrealized gains of $132,000 and $146,000, respectively, were recorded in the same quarter of the prior fiscal year. For the six months ended December 31, 1997, the Company recorded a net unrealized gain of $53,000 and a realized loss of $92,000, compared to net realized and unrealized gains of $61,000 and $110,000, respectively, in the same period of fiscal 1997.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At December 31, 1997, the Company had no short investment positions.


Note  4  -  Inventories
-----------------------

Inventories  are  comprised  of  the  following:



                                                          December  31,
                                                              1997
                                                              ----
                                                    (Amounts  in  thousands)




 Raw materials                                                 $  815
 Work in process                                                  234
 Finished goods                                                 1,333
 Food and beverage inventory                                       15
                                                               ------
                                                               $ 2,397
                                                                ======




                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  5  -  Income  Taxes
-------------------------

IRS  Debt:
----------

On October 13, 1995, the Company entered into an agreement in principle with the IRS, effective October 1, 1995. This agreement revised the payment terms provided in its settlement agreement with the IRS dated June 12, 1991, as to NBI's federal income tax liabilities for the fiscal years ended June 30, 1980 through 1988. Under the IRS agreement, the Company granted the IRS a security interest in all of the capital stock of (i) American Glass, Inc. and (ii) NBI Properties, Inc. The new agreement provided for a principal payment of $250,000, plus accrued interest for the period July 1, 1995 through September 30, 1995, at the original stated rate, and accrued interest for the period October 1, 1995 through December 31, 1995, at the rate of 7.5% per annum, which was paid upon execution of the definitive agreement on March 19, 1996. Subsequently, quarterly interest payments were due beginning April 1, 1996 through October 1, 1997. Interest was paid and accrued on the outstanding principal balance at the rate of 7.5% for the period October 1, 1995 through March 31, 1996. The agreement provides that the interest rate for April 1, 1996 through October 1, 1997 will be based upon NBI's ability to pay the statutory rate, but in no event will the interest rate for this period exceed the lesser of the statutory rate or 10%. The Company paid interest on the scheduled payment dates through July 1, 1997 based upon the rate of 7.5%.

The remaining principal balance of $5.3 million was due in full on October 1, 1997 and is included in the current portion of IRS debt and other income taxes payable at December 31, 1997. The final scheduled quarterly interest payment due October 1, 1997 is also unpaid and is included in accrued liabilities at December 31, 1997. Prior to October 1, 1997, the Company began negotiations with the IRS regarding the payment terms of the debt. Effective September 30, 1997, the Company executed a Forbearance Agreement with the IRS which was subsequently extended. This agreement provides that the IRS will forbear from exercising its rights and remedies related to the Company's debt until the earlier of i) fifteen days after receipt of written notice from the IRS that it desires to terminate the Forbearance Agreement, ii) a bankruptcy or insolvency proceeding has been initiated by or against NBI, Inc. or iii) March 31, 1998. To date, no notice of termination has been received by NBI from the IRS.

In order to pay the IRS debt, management intends to obtain additional debt or equity financing. The Company is currently pursuing various financing options; however there can be no assurances the Company will be able to obtain such financing. The Company's ability to continue as a going-concern is dependent upon satisfaction of the IRS debt.



Income  tax  provision:
-----------------------

For the three months ended December 31, 1997 and 1996, the Company recorded income tax benefits of $5,000 and $9,000, respectively. Income tax provisions of $23,000 and $101,000 were recorded for the six months ended December 31, 1997 and 1996, respectively. These benefits and provisions include state and other income tax provisions and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the quarter or six months ended December 31, 1997. However, included in the three and six months ended December 31, 1996, are a non-cash credit of $30,000 and a non-cash charge of $25,000, respectively, related to the utilization of the Company's pre-reorganization net operating loss carryforwards.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  6  -  Net  Income  (Loss)  Per  Common  Share
---------------------------------------------------

During the quarter ended December 31, 1997, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128 issued by the Financial Accounting Standards Board. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

The following reconciles the numerators and denominators of the basic and diluted net income per common share computation:



                                          For  the  quarter  ended
                                               December  31,
                                         1997                   1996
                                         ----                   ----
                                 Basic     Diluted          Basic     Diluted
                                 -----     -------         -----      -------
                                           (Amounts  in  thousands
                                           except  per  share  data)



 Net income (loss)               $ (177)  $ (177)            $  504    $  504
                                  =======  =======             ======  ======

Weighted average number of common
  shares outstanding               8,088    8,088               8,001   8,001
                                           =======                     ======

Assumed conversions of stock
   options                                     --                         179
                                            -------                    ------

                                             8,088                      8,180
                                             ======                     =====


Net income per common share       $ (.02)  $ (.02)              $  .06  $  .06
                                   =======  =======             ======  ======






                                              For  the  six  months  ended
                                                      December  31,
                                                    1997          1996
                                                    ----          ----
                                    Basic      Diluted        Basic    Diluted
                                    -----     -------        -----     ------
                                              (Amounts  in  thousands
                                               except  per  share  data)




 Net income (loss)                  $ (158)   $ (158)         $  611    $  611
                                      =======  =======          ======   ======

Weighted average number of common
  shares outstanding                    8,066    8,066           7,999   7,999
                                       =======                   ======

Assumed conversions of stock options                --                    192
                                                -------                ------

                                                  8,066                  8,191
                                                 ======                  =====


Net income per common share            $ (.02)  $ (.02)         $  .08  $  .07
                                       =======  =======         ======  ======

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Because the Company incurred net losses for the three and six months ended December 31, 1997, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive. The options and warrants outstanding at December 31, 1997 were as follows:



                                                   Number
                             Exercise          Outstanding  at
                              Price          December  31,  1997
                              -----          -------------------



Stock options:
                              $  .25                 25,000
                              $  .38                216,000
                              $  .59                100,500
                              $  .77                400,000
                              $  .88                344,000

Warrants:
                              $  .89               1,700,000
                                                   ---------
                                                   2,785,500
                                                   =========




For the three and six months ended December 31, 1996, only the Company's $.25 and $.38 stock options were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock outstanding during those periods.


Note  7  -  Stockholders'  Equity
---------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At December 31, 1997, 10,115,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,088,320 shares issued and outstanding at December 31, 1997. During the first quarter of fiscal 1998, 110,500 shares were issued pursuant to stock option exercises.

During the second quarter of fiscal 1998, stock options to purchase 100,500 shares of common stock at an exercise price of $.59 were granted. The options vest over four years at 25% per year and expire in five years.

On August 26, 1997, NBI's Board of Directors approved an amendment to its Certificate of Incorporation to grant the Corporation authority to issue up to five million shares of preferred stock with a par value of $.01 per share. In addition, the amendment allows the Company to effect a reverse stock split of either 4:1 or 5:1 at the discretion of the Board of Directors. The Company obtained written consents, in lieu of a meeting, of a majority of its stockholders approving these amendments. Written consents were received from shareholders holding 4,295,798 shares or 53.1%, of the shares outstanding. The Company has not yet filed the amendment to its Certificate of Incorporation with the Delaware Secretary of State.

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

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  9  -  Related  Party  Transactions
----------------------------------------

During the six months ended December 31, 1997, the Company borrowed a total of $100,000 from its Chief Executive Officer for working capital needs. This amount was included in short-term borrowings at December 31, 1997. The borrowings are subject to the terms of a revolving promissory note which provides for interest to be paid at the rate of ten percent per annum. In addition, the note will be secured by a mortgage on a portion of the land held by the Company for development. The entire principal amount outstanding is due and payable in full on March 5, 1998.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       SECOND QUARTER, FISCAL YEAR 1998


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

RESULTS  OF  OPERATIONS

Revenues for the second quarter of fiscal year 1998 increased $98,000, or 2.7%, to $3.7 million from $3.6 million in the second quarter of the prior fiscal year. Year-to-date, revenues increased slightly to $7.4 million for the six months ended December 31, 1997, compared to $7.3 million for the same period of fiscal 1997.

Sales revenue was steady at $3.2 million for the quarters ended December 31, 1997 and 1996. For the six months ended December 31, 1997, sales revenue decreased slightly to $6.3 million from $6.4 million for the same period in fiscal 1997. The decline in revenue was primarily related to a significant decline in revenues from Krazy Colors, Inc., the Company's children's paint manufacturing operation, due to the implementation of a change in sales focus, partially offset by a slight increase in revenue from L.E. Smith Glass Company.

Service and rental revenue totaled $519,000 and $1,155,000 for the three and six months ended December 31, 1997, respectively, as compared to $397,000 and $991,000 for the same periods in fiscal 1997. The increased revenue was primarily related to an increase in occupancy and in average daily room rates from the Belle Vernon Holiday Inn, resulting from the absence of renovation construction activity which limited the number of available rooms during the second quarter of fiscal 1997. The Company also experienced a significant increase in restaurant and bar business due to increased occupancy and increased sales and marketing efforts.

Total revenues are expected to decrease moderately for the three months ended March 31, 1998, as compared to the same period in the prior fiscal year, primarily due a significant decline in expected revenues from Krazy Colors resulting from the absence of a large order from a catalog distributor as was included in the third quarter of fiscal 1997, as well as a general decline in projected sales activity at Krazy Colors. Total revenues for the third quarter of fiscal 1998 are expected to decrease significantly compared to the second quarter of fiscal 1998, as seasonal variations cause the third fiscal quarter to be the lowest revenue quarter for all operations.

Cost of sales, service and rental was $2.8 million, or 76.1% of total revenues and $5.4 million, or 73.0% of total revenue, for the three and six months ended December 31, 1997, respectively. Comparable figures for the same periods in fiscal 1997 were $2.5 million and $5.0 million, or 70.7% and 68.3% of total revenues, respectively.

Cost of sales as a percentage of sales revenue for the three and six months ended December 31, 1997 was 75.9% and 73.5%, respectively, compared to 68.8% and 67.6% for the same periods in fiscal 1997. The resulting decline in gross margin was related to lower margins from L.E. Smith Glass Company primarily due to the sales mix, production costs associated with the development of new products and unusually high fuel costs.

Cost of service and rental as a percentage of service and rental revenue was 77.5% and 70.7% for the three and six months ended December 31, 1997, respectively, compared to 86.1% and 72.4% for the same periods in the prior fiscal year, respectively. The related improvement in gross margin was due to the increased revenue without a corresponding increase in related costs, as the costs include a significant amount of fixed expenses. In addition, the Company experienced an improvement in gross margin due to a more favorable revenue mix. However, these improvements were partially offset by increased depreciation resulting from the renovations of the Belle Vernon Holiday Inn completed during fiscal 1997.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 1998 - CONTINUED


Cost of sales, service and rental as a percentage of total revenue for the third quarter of fiscal 1998 is expected to increase modestly, compared to the third quarter of fiscal 1997, primarily due to low revenue expected from Krazy Colors, production costs associated with the continued development of new products at L.E. Smith Glass Company, sales mix and general cost increases. Cost of sales, service and rental as a percentage of total revenue for the third quarter of fiscal 1998 is expected to increase moderately compared to the second quarter of fiscal 1998 due to an expected decline in revenue volume from all operations available to cover fixed costs.

Marketing, general and administrative expenses totaled $880,000 and $917,000 for the three months ended December 31, 1997 and 1996, respectively. The decline in expenses was primarily related to lower sales commissions at L.E. Smith Glass Company, due to the sales mix, as well as a $38,000 credit related to a reduction of a reserve for incurred but not reported health claims, as the Company converted to a fully-insured health plan for its corporate and Krazy Colors employees effective January 1, 1998. These savings were partially offset by executive severance for L.E. Smith Glass Company accrued during the second quarter of fiscal 1998. Despite the decline of marketing, general and administrative expenses in the second quarter of fiscal 1998, year-to-date expenses increased $64,000 to $1,720,000 for the six months ended December 31, 1997, compared to expenses of $1,656,000 for the same period of fiscal 1997. This increase included a non-cash compensation expense for extensions of certain executive stock options and increased sales and marketing activities reflected during the first quarter of fiscal 1998.

Marketing, general and administrative expenses are expected to decrease slightly for the three months ended March 31, 1998, as compared to the same period in the prior fiscal year, primarily due to lower payroll costs resulting from fewer executives and the anticipated absence of a Chief Executive Officer bonus accrual as was included in the third quarter of fiscal 1997, partially offset by increased sales and marketing activities. Marketing, general and administrative expenses are expected to decrease moderately in the third quarter of fiscal 1998 compared to the second quarter of fiscal 1998, primarily due to lower payroll costs resulting from fewer executives and the absence of executive severance as included in the second quarter of fiscal 1998, partially offset by increased sales and marketing activities.

The Company recorded no gain or loss on investments during the second quarter of fiscal 1998, compared to a net gain of $278,000 for the three months ended December 31, 1996. For the six months ended December 31, 1997, the Company recorded a net loss on investments of $39,000 compared to a net gain of $171,000 for the same period in fiscal 1997. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At December 31, 1997, the Company had no investment positions.

The Company recorded other expense of $3,000 and $11,000 for the three and six months ended December 31, 1997, respectively, compared to other income of $250,000 and $201,000 for the same periods in the prior fiscal year. The decrease resulted primarily from the absence of a recovery of a note receivable as recorded in the second quarter of fiscal 1997, partially offset by the absence of architectural expenses recorded during fiscal 1997 for hotel improvement projects that the Company decided not to pursue.

The Company recorded an income tax benefit of $5,000 for the second quarter of fiscal 1998 and an income tax provision of $23,000 for the six months ended December 31, 1997, compared to an income tax benefit of $9,000 for the second quarter of fiscal 1997 and an income tax provision of $101,000 for the six months ended December 31, 1996. Included in these amounts are state provisions  of  $12,000  and  $57,000  for  the  three  and  six  months

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 1998 - CONTINUED


ended December 31, 1997, respectively, compared to $32,000 and $98,000 for the same periods in fiscal 1996, respectively. The state income tax provisions are related to the Company's Pennsylvania operations and are based upon book income, as NBI does not have
any  net  operating  loss  carryforwards  available  in  Pennsylvania.    The
Company does have significant federal net operating loss carryforwards, as well as significant net operating loss carryforwards in several states, and, therefore, has no federal or other state income taxes payable. In accordance with fresh start accounting, the income tax benefit and provisions recorded do include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no non-cash components included in the income tax provisions for the three and six months ended
December 31, 1997, compared to a non-cash credit of $9,000 and a non-cash charge of $25,000 for the three and six months ended December 31, 1996, respectively.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company experienced no significant change in total assets during the first six months of fiscal 1998. The Company had total assets of $11.4 million at December 31, 1997, compared to $11.5 million at June 30, 1997. The Company had negative working capital of $4.5 million at December 31, 1997, compared to negative working capital of $4.2 million at June 30, 1997. The decline in working capital resulted primarily from cash used to fund capital improvements.

The entire outstanding principal balance on the IRS debt of $5,278,000 was due in full on October 1, 1997. Prior to September 30, 1997, the Company began negotiations with the IRS regarding the payment terms of the debt. Effective September 30, 1997, the Company executed a Forbearance Agreement with the IRS which was subsequently amended. The amended agreement provides that the IRS will forbear from exercising its rights and remedies related to the Company's debt until the earlier of i) fifteen days after receipt of written notice from the IRS that it desires to terminate the Forbearance Agreement, ii) a bankruptcy or insolvency proceeding has been initiated by or against NBI, Inc. or iii) March 31, 1998. To date, no notice of termination has been received by NBI from the IRS.

In order to pay the IRS debt, management intends to obtain additional debt or equity financing. The Company is currently pursuing various financing options, not only for the IRS debt, but also for its real estate development activities; however, there can be no assurance that the Company will be able to obtain such financing or that if it is able to obtain such financing, that it will be on favorable terms. The Company's ability to continue as a going-concern is dependent upon satisfaction of the IRS debt.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at December 31, 1997, internally generated funds and, for L.E. Smith Glass Company's requirements, short-term borrowings under an existing line of credit.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  4    Results  of  Votes  of  Security  Holders
----------------------------------------------------


The Company's annual meeting was held on December 5, 1997. At this meeting, Jay H. Lustig and Martin J. Noonan were elected to serve as directors. The voting results were as follows:


                                                     Votes
                              Affirmative           Withheld
                                Votes             or  Against      Abstentions
                              ---------          -----------       -----------



1.  To elect the nominee for the
     Board of Directors:

        Jay H. Lustig          5,375,709             32,467                --

        Martin J. Noonan       5,373,629             34,547                --




Item  6          Exhibits  and  Reports  on  Form  8-K
-------          -------------------------------------

 (a)          Exhibits

 27.          Financial  Data  Schedule

 (b)        The following Form 8-K was filed during the quarter ended December
            31,  1997:

        1.  Form  8-K  dated  December  30,  1997,  Item  5  -  Other Events:

The Company executed a First Amended Forbearance Agreement with the IRS which extends the deadline under the original Forbearance Agreement related to NBI, Inc.'s IRS debt of $5,278,000 that was due in full on October 1, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     NBI,  INC.




     February  17,  1998        By:               /s/ Marjorie A. Cogan
     -------------------                --------------------------------------
        (Date)                                  Marjorie  A.  Cogan
                                            As  a  duly  authorized  officer
                                        Chief  Financial  Officer,  Secretary