Form 10QSB
period 1998-03-31
NBI INC
filed 1998-05-20
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

                                                 [X]  YES             [  ]  NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



  Class                                       Outstanding  at  April  30, 1998
  -----                                        -------------------------------
  Common  Stock,  par  value  $.01  per  share               8,088,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                       For Quarter Ended March 31, 1998





                                                                PAGE
                                                                ----
PART    I  -  FINANCIAL  INFORMATION



Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 11

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     12 - 14


PART  II - OTHER INFORMATION                                       15

                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEET
                   (Amounts in Thousands Except Share Data)


                                                           March  31,      June  30,
                                                             1998            1997
                                                             ----            ----
                                                          (Unaudited)
                                      ASSETS
                                      ------



Current assets:
 Cash and cash equivalents                                     $   160   $   333
 Accounts receivables, less allowance for doubtful
   accounts of $102 and $97, respectively                        1,511     1,231
 Inventories                                                     2,561     2,470
 Other current assets                                              198       189
                                                               --------  --------
 Total current assets                                            4,430     4,223

Property, plant and equipment, net                               7,225     6,869
Other assets                                                       265       404
                                                               --------  --------

                                                               $ 11,920   $ 11,496
                                                                ========  ========


 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------

Current liabilities:
 Short-term borrowings and current portion
   of notes payable                                            $ 1,651   $   921
 Obligation for short-sale transactions                             --       111
 Current portion of IRS debt and other income taxes payable      5,280     5,274
 Accounts payable                                                1,047       960
 Accrued liabilities                                             1,413     1,154
                                                               --------  --------
 Total current liabilities                                       9,391     8,420

Long-term liabilities:
 Notes payable                                                   1,412     1,604
 Deferred income taxes                                              76       251
 Postemployment disability benefits                                187       196
                                                               --------  --------
 Total liabilities                                              11,066    10,471
                                                               --------  --------

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,115,520 and 10,005,020 shares issued, respectively           101       100
 Capital in excess of par value                                  6,252     6,178
 Accumulated deficit                                            (4,631)   (4,385)
                                                               --------  --------
                                                                 1,722     1,893
 Less treasury stock, at cost 2,027,200 shares                    (868)     (868)
                                                               --------  --------
 Total stockholders' equity                                        854     1,025
                                                               --------  --------

                                                               $ 11,920   $ 11,496
                                                                ========  ========




                              See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)




                                  Three  Months  Ended      Nine  Months  Ended
                                          March  31,              March  31,
                                   1998          1997          1998        1997
                                   ----          ----          ----        ----






Revenues:
 Sales                            $ 3,160    $ 2,868         $ 9,426   $ 9,221
 Service and rental                   429        398           1,584     1,389
                                   -------     ------          ------    ------
                                    3,589      3,266           11,010    10,610
 Costs and expenses:
 Cost of sales                      2,201      2,084            6,806    6,381
 Cost of service and rental           389        339            1,205    1,056
 Marketing, general and
   administrative                     876        819            2,596    2,475
 Impairment of goodwill               167         --              167       --
                                    -----       ------         -------   -------
                                    3,633       3,242           10,774    9,912
                                    ------      ------          -------- ------

Income (loss) from operations        (44)          24              236     698

Other income (expense):
 Net gain (loss) on investments       --          414              (39)    585
 Other income and expenses, net      (17)          22              (28)    223
 Interest expense                   (159)        (174)            (524)   (508)
                                   -------      ------            ------ ------
                                    (176)         262             (591)    300
                                   ------       ------            ------ -------

Income (loss) before income taxes    (220)         286             (355)   998
Income tax benefit (provision)        132           11              109    (90)
                                    ------       ------          ------- ------

 Net income (loss)               $   (88)        $ 297            $ (246)  $ 908
                                  ========      ========           ======   ====


Earnings per common share - basic and diluted:

 Net income (loss)               $    (.01)       $.04             $ (.03)  $.11
                                  =========      =======           =====    ====


Weighted average number of common
   shares outstanding               8,088         7,986             8,073   7,995
                                  =======         ======            ====== ======













                              See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)




                                                           Nine  Months  Ended
                                                                  March  31,
                                                              1998          1997
                                                              ----          ----




Cash flows from operating activities:
Net income                                                         $(246)  $   908
Adjustments to reconcile net income (loss) to net cash
  flow provided by operating activities:
 Depreciation and amortization                                       546       420
 Provision for bad debts and returns                                  71        76
 Provision for writedown of inventory                                 34       102
 Provision for writedown of note receivable                           10        --
 Loss (gain) on sales of property and equipment                       51       (10)
 Impairment of goodwill                                              167        --
 Net unrealized loss (gain) on trading securities                    (53)     (232)
 Compensation expense related to stock option extensions              48        --
 Other                                                                (2)      (55)
 Changes in assets -- decrease (increase):
 Accounts receivable                                                (351)      (89)
 Inventory                                                          (125)     (309)
 Trading securities                                                   --       175
 Other current assets                                                 (6)      469
 Other assets                                                        (74)       --
 Changes in liabilities -- (decrease) increase:
 Obligations for short-sale transactions                             (58)     (493)
 Accounts payable and accrued liabilities                            286        83
 Net liabilities of discontinued operations                           --       (72)
 Income tax related accounts                                        (169)      (61)
                                                                   ------  --------
 Net cash flow provided by operating activities                      129       912
                                                                   ------  --------

Cash flows from investing activities:
 Proceeds from sales of property and equipment                         2        22
 Purchases of property and equipment                                (875)   (2,305)
                                                                   ------  --------
 Net cash flow used in investing activities                         (873)   (2,283)
                                                                   ------  --------

Cash flows from financing activities:
 Collections on notes receivable                                       4        --
 Proceeds from borrowing                                             100       981
 Proceeds from stock option exercises                                 29         2
 Payments on notes payable                                          (207)     (171)
 Net short-term borrowings                                           645        63
                                                                   ------  --------
 Net cash flow provided by financing activities                      571       875
                                                                   ------  --------

Net decrease in cash and cash equivalents                           (173)     (496)
Less decrease in cash and cash equivalents included in net assets
  of discontinued operations                                          --        22
Cash and cash equivalents at beginning of period                     333       782
                                                                   ------  --------

Cash and cash equivalents at end of period                         $ 160   $   308
                                                                   ======  ========


                               See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                                          Nine  Months  Ended
                                                              March  31,
                                                           1998            1997
                                                           ----            ----





Supplemental disclosures of cash flow information:

 Interest paid                                               $ 284      $ 508
                                                              ====       ====

 Income taxes paid                                            $ 85      $ 133
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


Note  3  -  Investments  in  Securities  and  Obligations  from  Short-Sale
---------------------------------------------------------------------------
Transactions
------------

During the nine months ended March 31, 1998 and 1997, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company held no investments and had no realized or unrealized gains or losses for the quarter
ended March 31, 1998.    Net  realized  and  unrealized  gains  of  $292,000
and $122,000, respectively, were recorded in the same quarter of the prior fiscal year. For the nine months ended March 31, 1998, the Company recorded a net unrealized gain of $53,000 and a realized loss of $92,000, compared to net realized and unrealized gains of $353,000 and $232,000, respectively, in the same period of fiscal 1997.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At March 31, 1998, the Company had no investment positions.


Note  4  -  Inventories
-----------------------

Inventories  are  comprised  of  the  following:


                            March  31,
                               1998
                               ----
                       (Amounts  in  thousands)



 Raw materials                $  740
 Work in process                 299
 Finished goods                1,507
 Food and beverage inventory      15
                               ------
                              $ 2,561
                              ========




                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  5  -  Income  Taxes
-------------------------

IRS  Debt:
----------

On April 28, 1998, the Company and the IRS entered into an amended payment agreement, revising the payment terms related to NBI Inc.'s IRS debt of $5,278,000. This agreement, effective as of April 9, 1998, revises the terms of the agreement in principal with the IRS effective October 1, 1995 and the original settlement agreement with the IRS dated June 12, 1991, as to NBI's federal tax liabilities for the fiscal years ended June 30, 1980 through 1988.

Under the new agreement, $3,500,000 of the IRS debt is due on or before December 31, 1998, and the remaining balance of $1,778,000 is due on or before December 31, 1999. However, because the agreement was not effective until April 9, 1998, the entire principal balance has been classified as current at March 31, 1998. The IRS debt continues to be collateralized by a security interest in all of the capital stock of American Glass, Inc. and NBI Properties, Inc.

Provided no event of default occurs prior to payment of the debt in full, NBI will not be obligated to pay any past, current or future interest related to the debt. Therefore, during the fourth quarter of fiscal 1998, the Company intends to record a net extraordinary gain of $290,000, consisting of forgiveness of accrued interest recorded through March 31, 1998 totaling $439,000, less an income tax provision of $149,000.

In order to pay the newly restructured IRS debt, management intends to obtain additional debt or equity financing. The Company is currently pursuing various financing options; however there can be no assurances the Company will be able to obtain such financing. The Company's ability to continue as a going-concern is dependent upon satisfaction of the IRS debt.

Income  tax  provision:
-----------------------

For the three and nine months ended March 31, 1998, the Company recorded income tax benefits of $132,000 and $109,000, respectively. An income tax benefit of $11,000 and an income tax provision of $90,000 were recorded for the three and nine months ended March 31, 1997, respectively. These benefits and provision include state and other income taxes and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the quarter or nine months ended March 31, 1998 and 1997. However, there was a non-cash reversal of $25,000 for the three months ended March 31, 1997.


Note  6  -  Stockholders'  Equity
---------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At March 31, 1998, 10,115,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,088,320 shares issued and outstanding at March 31, 1998. During the first quarter of fiscal 1998, 110,500 shares of common stock were issued pursuant to stock option exercises.

During the second quarter of fiscal 1998, stock options to purchase 100,500 shares of common stock at an exercise price of $.59 were granted. The options vest over four years at 25% per year and expire in five years.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


On August 26, 1997, NBI's Board of Directors approved an amendment to its Certificate of Incorporation to grant the Corporation authority to issue up to five million shares of preferred stock with a par value of $.01 per share. In addition, the amendment allows the Company to effect a reverse stock split of either 4:1 or 5:1 at the discretion of the Board of Directors. The Company obtained sufficient written consents, in lieu of a meeting, of a majority of its stockholders approving these amendments. The Company has not yet filed the amendment to its Certificate of Incorporation with the Delaware Secretary of State, because it was awaiting the results of the IRS negotiations; however, it intends to file the amendment during the fourth quarter of fiscal 1998.


Note  7  -  Impairment  Loss
----------------------------

During the third quarter of fiscal 1998, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company recorded a non-cash impairment loss of $167,000 related to a write-down of goodwill associated with the Company's childrens' paint manufacturing operation. The revised carrying value of this asset was based upon the estimated
undiscounted future cash  flow  of  the  business.   The impairment occurred
primarily due to the unfavorable results of a change in sales focus which was implemented late in fiscal 1997, as well as the business' inability to sustain long-term customers.


Note  8 -  Net  Income  (Loss)  Per  Common  Share
-------------------------------------------------

During  the  Company's  second quarter of fiscal 1998, NBI, Inc. adopted SFAS
No. 128 issued by the Financial  Accounting  Standards  Board.    SFAS  No.  128
provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

 The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for net income (loss):


                                       For the  quarters  ended
                                              March  31,
                                 1998                          1997
                                 ----                          ----
                       Basic          Diluted          Basic          Diluted
                       -----          -------          -----          -------
                                         (Amounts  in  thousands
                                         except  per  share  data)




 Net income (loss)     $  (88)       $  (88)            $  297         $  297
                         =======      =======            ======         ======

Weighted average number
  of common
  shares outstanding      8,088         8,088             7,986          7,986
                         =======                          ======

Assumed conversions of
 stock options                             --                             241
                                         -------                        ------

                                          8,088                          8,227
                                         =======                         ======


Net income (loss) per
  common share           $ (.01)         $ (.01)          $  .04        $  .04
                         =======         =======           ======       ======


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  8  -  Net  Income  (Loss)  Per  Common  Share  (continued)
----------------------------------------------------------------



                                     For  the  nine  months  ended
                                              March  31,
                                 1998                             1997
                                 ----                             ----
                          Basic          Diluted          Basic          Diluted
                          -----          -------          -----          -------
                                            (Amounts  in  thousands
                                            except  per  share  data)




 Net Income (loss)      $ (246)         $ (246)           $  908        $  908
                         =======         =======            ======       ======

Weighted average number
 of common shares
  outstanding              8,073           8,073             7,995       7,995
                          =======                            ======

Assumed conversions
   of stock options                           --                          200
                                            -------                      ------

                                             8,073                       8,195
                                            =======                     ======


Net income (loss) per
   common share            $ (.03)          $ (.03)          $  .11      $  .11
                           =======           =======          ======      ======



Because the Company incurred net losses for the three and nine months ended March 31, 1998, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

For the three months ended March 31, 1997, the Company's $.25, $.38 and $.77 stock options were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock outstanding. Whereas, for the nine months ended March 31, 1997, only the Company's $.25 and $.38 stock options were included in the computation of diluted earnings per share.

The  options  and  warrants  outstanding  at  March  31, 1998 were as follows:


                                            Number
                  Exercise               Outstanding  at
                    Price               March  31,  1998
                    -----                 ----------------



Stock options:
                    $  .25                       --
                    $  .38                  216,000
                    $  .59                  100,500
                    $  .77                  400,000
                    $  .88                  244,000

                 Warrants:
                    $  .89                 1,700,000
                                           ----------

                                            2,660,500
                                            ==========

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  9  -  Seasonal  Variations  of  Operations
------------------------------------------------

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


Note  10  -  Related  Party  Transactions
-----------------------------------------

During the nine months ended March 31, 1998, the Company borrowed a total of $100,000 from its Chief Executive Officer for working capital needs. This amount was included in short-term borrowings at March 31, 1998. The borrowings are subject to the terms of a revolving promissory note which provides for interest to be paid at the rate of ten percent per annum. In addition, the note will be secured by a mortgage on a portion of the land held by the Company for development. The entire principal amount outstanding is due and payable in full on December 31, 1998.


Note  11  -  Subsequent  Events
-------------------------------

On April 28, 1998, the Company and the IRS entered into an amended payment agreement, revising the payment terms related to NBI Inc.'s IRS debt of $5,278,000. Under the new agreement, $3,500,000 of the IRS debt is due on or before December 31, 1998, and the remaining balance of $1,778,000 is due on or before December 31, 1999. Because the agreement was not effective until April 9, 1998, the entire principal balance has been classified as current at March 31, 1998.

Provided no event of default occurs prior to payment of the debt in full, NBI will not be obligated to pay any past, current or future interest related to the debt. Therefore, during the fourth quarter of fiscal 1998, the Company intends to record a net extraordinary gain of $290,000, consisting of forgiveness of accrued interest recorded through March 31, 1998 totaling $439,000, less an income tax provision of $149,000.

                                 NBI,  INC.
                   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 1998


The statements in this discussion contain both historical and "forward-looking" statements, as such term is defined in "The Private Securities Litigation Reform Act of 1995". The forward-looking statements are based upon current expectations and the actual results could differ materially from those anticipated. Factors that may affect such forward-looking statements include, among others, ability to obtain financing, loss of significant customers, reliance on key personnel, competitive factors and pricing pressures, availability of raw materials, labor disputes, investment results, adequacy of insurance coverage, inflation and general economic conditions.

RESULTS  OF  OPERATIONS

Revenues totaling $3.6 million for the third quarter of fiscal 1998 increased $323,000, or 9.9%, from $3.3 million for the three months ended March 31, 1997. Year-to-date, revenues totaling $11.0 million reflected an increase of $400,000, or 3.8% compared to the same period of fiscal 1997.

Sales revenue increased $292,000, or 10.2% for the third quarter of fiscal 1998 and $205,000, or 2.2% fiscal year-to-date, as compared to the same periods in fiscal 1997, due to significantly increased volume at the L.E. Smith Glass Company ("L.E. Smith"), particularly during the quarter ended March 31, 1998. The favorable revenue performance at L.E. Smith was primarily due to a significant increase in orders from its largest customer. This increase was partially offset by a significant decline in revenues from Krazy Colors, Inc. ("Krazy Colors"), the Company's children's paint manufacturing operation, due to a change in sales focus implemented late in fiscal 1997 which has been unsuccessful.

Service and rental revenue totaled $429,000 for the three months ended March 31, 1998, as compared to $398,000 for the same quarter in fiscal 1997. Service and rental revenue totaled $1.6 million for the nine months ended March 31, 1998, as compared to $1.4 million for the same period in fiscal 1997. The increased revenue was primarily related to an increase in occupancy and in average daily room rates from the hotel, resulting from the absence of renovation construction activity which limited the number of available rooms during the second quarter and part of the third quarter of fiscal 1997. The Company also experienced a significant increase in restaurant and bar business year-to-date, due to increased occupancy and increased sales and marketing efforts.

Total revenues are expected to increase moderately for the three months ended June 30, 1998, as compared to the same period in the prior fiscal year, primarily due to a significant increase in projected revenues from L.E. Smith, partially offset by a decrease in expected revenues from Krazy Colors. The expected increase in revenues from L.E. Smith is due to lower revenue volume experienced during the fourth quarter of fiscal 1997, because of the postponement of orders received from a major customer during that period. Total revenues for the fourth quarter of fiscal 1998 are expected to decrease moderately compared to the third quarter of fiscal 1998, as the Company expects a moderate decrease in revenues from L.E. Smith, due to the inclusion of a significant increase in orders from their largest customer during the third quarter of fiscal 1998, partially offset by a significant increase in projected revenues from the hotel due to seasonal variations.

Cost of sales, service and rental as a percentage of total revenue was 72.2% for the quarter ended March 31, 1998, compared to 74.2% for the same period in fiscal 1997. For the nine months ended March 31, cost of sales, service and rental was 72.8% in fiscal 1998 compared to 70.1% in fiscal 1997.

Cost of sales as a percentage of sales revenue was 69.7% for the quarter ended March 1998 compared to 72.7% for the third quarter of fiscal 1997. The resulting improvement in gross margin was primarily due to increased volume and production efficiency at L.E. Smith, causing favorable absorption of fixed costs. However, this improvement was slightly offset by a significant decline in gross margin from Krazy Colors, due to the decreased revenue volume.
Year-to-date, cost of sales as a percentage of sales revenue was 72.2% in fiscal 1998 compared to 69.2% in fiscal 1997. The resulting decline in gross margin was primarily related to lower margins from L.E.

                                 NBI,  INC.
                      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 1998 - CONTINUED

Smith, primarily due to the sales mix, production costs associated with the development of new products and unusually high gas costs incurred during the second fiscal quarter.

Cost of service and rental as a percentage of service and rental revenue was 90.7% for the quarter ended March 1998 compared to 85.2% for the third quarter of fiscal 1997. The resulting decline in gross margin was primarily due to poor margins on the food and beverage business from the Belle Vernon Holiday Inn, resulting from sales mix variations, increased competition and general cost increases. Year-to-date, cost of service and rental as a percentage of service and rental revenue was relatively flat at 76.1% in fiscal 1998 and 76.0% in fiscal 1997, as the revenue volume increase was sufficient to cover the increased costs.

Cost of sales, service and rental as a percentage of total revenue for the fourth quarter of fiscal 1998 is expected to be moderately lower, compared to the fourth quarter of fiscal 1997, primarily due to the projected increase in revenues at L.E. Smith available to cover fixed costs. Cost of sales, service and rental as a percentage of total revenue for the fourth quarter of fiscal 1998 is expected to be slightly higher compared to the third quarter of fiscal 1998 due to an expected decline in revenue volume at L.E. Smith and Krazy Colors available to cover fixed costs.

Marketing, general and administrative expenses totaled $876,000 and $819,000 for the three months ended March 31, 1998 and 1997, respectively. The increase was primarily related to professional fees incurred in connection with the IRS negotiations and increased sales and marketing activities. However, this was partially offset by savings resulting from the absence of a Chief Executive Officer bonus accrual, as was included in the third quarter of fiscal 1997, and lower payroll costs resulting from fewer executives at L.E. Smith. Year-to-date expenses increased $121,000 to $2.6 million for the nine months ended March 31, 1998, compared to expenses of $2.5 million for the same period of fiscal 1997. This increase included expenses incurred in connection with the IRS negotiations, severance for an executive of L.E. Smith, a non-cash compensation expense for extensions of certain executive stock options and expenses resulting from increased sales and marketing activities. However, these increases were partially offset by savings resulting from the absence of a Chief Executive Officer bonus accrual during fiscal 1998 and lower payroll costs resulting from fewer executives.

Marketing, general and administrative expenses are expected to increase significantly for the three months ended June 30, 1998, as compared to the same period in the prior fiscal year, primarily due to increased sales and marketing activities and the absence of a CEO bonus credit adjustment which was included in the fourth quarter of fiscal 1997, partially offset by lower payroll costs resulting from fewer executives. Marketing, general and administrative expenses are expected to decrease moderately in the fourth quarter of fiscal 1998 compared to the third quarter of fiscal 1998, primarily due to minimal expenses related to the IRS negotiations and lower overall sales activity.

During the third quarter of fiscal 1998, the Company recorded a non-cash impairment loss of $167,000 related to a write-down of goodwill associated with the Company's children's paint manufacturing operation. The revised carrying value of this asset was based upon the estimated undiscounted future
cash  flow  of  the  business.   The impairment occurred primarily due to the
unfavorable results of a change in sales focus which was implemented late in fiscal 1997, as well as the business' inability to sustain long-term customers.

The Company recorded no gain or loss on investments during the third quarter of fiscal 1998, compared to a net gain of $414,000 for the three months ended March 31, 1997. For the nine months ended March 31, 1998, the Company recorded a net loss on investments of $39,000 compared to a net gain of $585,000 for the same period in fiscal 1997. The decline in investment gains resulted from the lack of funds available to invest during fiscal 1998. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet  risk,  as  losses

                                  NBI,  INC.
                      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 1998 - CONTINUED


can  be  incurred in excess of the reported obligation if market prices of the
securities  subsequently  increase.    At  March  31, 1998, the Company had no
investment  positions.

The Company recorded net other expense of $17,000 and $28,000 for the three and nine months ended March 31, 1998, respectively, compared to other income of $22,000 and $223,000 for the same periods in the prior fiscal year. The decrease year-to-date resulted primarily from the absence of a recovery of a note receivable which was recorded in the second quarter of fiscal 1997, partially offset by the absence of architectural expenses recorded during fiscal 1997 for hotel improvement projects that the Company decided not to pursue.

The Company recorded an income tax benefit of $132,000 for the third quarter of fiscal 1998 and $109,000 for the nine months ended March 31, 1998, compared to an income tax benefit of $11,000 for the third quarter of fiscal 1997 and an income tax provision of $90,000 for the nine months ended March 31, 1997. Included in these amounts are state provisions of $34,000 and $91,000 for the three and nine months ended March 31, 1998, respectively, compared to $24,000 and $122,000 for the same periods in fiscal 1997, respectively. The state income tax provisions are related to the Company's Pennsylvania operations and are based upon book income, as NBI does not have any net operating loss carryforwards available in Pennsylvania.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets increased $424,000 to $11.9 million at March 31, 1998 from $11.5 million at June 30, 1997. The increase was primarily related to capital improvements made at L.E. Smith. The Company had negative working capital of $5.0 million at March 31, 1998, compared to negative working capital of $4.2 million at June 30, 1997. The decline in working capital resulted primarily from an increase in short-term borrowings used to fund capital improvements.

The entire outstanding principal balance on the IRS debt of $5,278,000 was due in full on October 1, 1997. Effective as of April 9, 1998, the Company
and the IRS entered into an amended payment agreement revising the payment terms related to NBI, Inc.'s IRS debt. Because the agreement was not effective until April 9, 1998, the entire principal balance has been classified as current at March 31, 1998. Under the new agreement, $3.5 million of the IRS debt is due on or before December 31, 1998 and the remaining approximately $1.8 million is due on or before December 31, 1999.
Provided no event of default occurs prior to payment of the debt in full, NBI will not be obligated to pay any past, current or future interest related to
the  debt.    Therefore, during the fourth quarter of fiscal 1998, the Company will record a net extraordinary gain of $290,000, consisting of forgiveness of accrued interest recorded through March 31, 1998 totaling $439,000, less an income tax provision of $149,000.

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

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at March 31, 1998, internally generated funds and, for L.E. Smith Glass Company's requirements, short-term borrowings under an existing line of credit.

                                   NBI, INC.
                          PART II - OTHER INFORMATION



Item  6          Exhibits  and  Reports  on  Form  8-K
-------          -------------------------------------

              (a)  Exhibits

                  10. Amended Payment Agreement with the Internal Revenue Service (IRS)

                  27.    Financial  Data  Schedule

              (b) The following Forms 8-K were filed during the quarter ended March 31, 1998 and subsequently:

                  1.    Form  8-K  dated  March  31,  1998  Item  5  -
                        Other  Events:

                          The Company executed a Second Amended Forbearance Agreement with the IRS which extends the deadline under the original Forbearance Agreement related to NBI, Inc.'s IRS debt of $5,278,000 that was due in full on October 1, 1997.

                  2.   Form  8-K  dated  April  28,  1998,  Item  5  -
                       Other  Events:

                          The Company and the IRS entered into an Amended Payment Agreement revising the payment terms related to NBI, Inc.'s IRS debt of $5,278,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       NBI,  INC.




  May 20, 1998           By:      /s/ Marjorie A. Cogan
  ----------------             --------------------------------------------
     (Date)                       Marjorie  A.  Cogan
                              As  a  duly  authorized  officer
                               Chief  Financial  Officer,  Secretary