Form 10KSB
period 1998-06-30
NBI INC
filed 1998-08-28
CIK 313518

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                    FORM 10 - KSB




[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Fiscal Year Ended June 30, 1998

                                          OR

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
   For the transition period from
                                  -------------------------------------
 to
   -------------------------------------
                                Commission File Number
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended June 30, 1998 were $14,693,000.

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $5,915,000 as of market close on July 31, 1998.

Common stock ($.01 Par Value) 8,088,320 shares outstanding as of July 31, 1998.

Documents incorporated by reference: Part III-The Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year.

                                       PART  I


ITEM 1.  BUSINESS

DOMESTIC OPERATIONS

AMERICAN GLASS, INC., D/B/A L.E. SMITH GLASS COMPANY

In August 1995, American Glass, Inc., a wholly-owned subsidiary of NBI, Inc. ("NBI"), closed on its purchase of a majority of the assets, including the name, of L.E. Smith Glass Company ("L.E. Smith") of Mount Pleasant, Pennsylvania. Founded in 1907, the L.E. Smith Glass Company is one of the few remaining handmade pressed glass manufacturers in the United States. The company manufactures and sells an assortment of crystal and colored glass giftware and lighting fixtures for the domestic consumer market. None of the products manufactured by the company contain lead. L.E. Smith produces its products with highly skilled workers, utilizing manual and semi-automatic machines to mold, press, and decorate glassware. L.E. Smith can be flexible in the types of products it can make, which allows it to be responsive to smaller customers. In addition, the company has far greater flexibility in designing and manufacturing those products with unusual shapes, sizes, and weights than automated machine glassmakers. L.E. Smith maintains almost every glass mold it has used for the past 90 years (in excess of 2,300 molds).

L.E. Smith sells its products through in-house sales managers and manufacturer's representatives. The giftware products are sold primarily to traditional and specialty retailers, manufacturers/wholesalers and the food service market, as well as through an "on-site" company retail store. The lighting fixture products are sold to manufacturers and retailers.

NBI PROPERTIES, INC.

In August 1995, NBI, Inc. acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation now known as NBI Properties, Inc. ("NBI Properties"). NBI Properties owns and operates an 80 room full service Holiday Inn in Belle Vernon, Pennsylvania (the "Belle Vernon Holiday Inn"). The Company is licensed pursuant to a license agreement with Holiday Inns Franchising, Inc. which expires in August 2005, subject to renewal. The Holiday Inn hotel consists of approximately 21,000 square feet and sits on approximately 5.8 acres of land leased under an acquired land lease expiring in 2026 with an option to extend for an additional 25 year term.

During fiscal year 1997, NBI Properties completed a significant renovation of the Belle Vernon Holiday Inn. NBI Properties incurred indebtedness of $1.0 million in order to complete such renovation, which is secured by a mortgage on the hotel.

KRAZY COLORS, INC.

In January 1995, the Company acquired a majority interest in Krazy Colors, Inc. ("Krazy Colors") a small children's paint manufacturer currently located in Las Vegas, Nevada, which manufactures roll-on and dot-on paints for children, as well as bulk tempera paints. Krazy Colors distributes its products primarily through national and international retail chains and toy distributors. Krazy Colors is subject to a royalty agreement which provides for royalty payments to the minority shareholders based upon gross margin performance. (See also Note 13 to Consolidated Financial Statements).

Late in fiscal 1997, Krazy Colors transitioned its sales force from an independent sales representative group, whose primary customers were small specialty and gift shop retailers, to a new sales representative group whose marketing focus is on the tier of retailers which are smaller than the top 100 retailers but significantly larger than the specialty and gift shop retailers on which the previous representative group focused its efforts. However, during fiscal 1998, the Company experienced unfavorable results from these efforts as well as from the business' inability to sustain long-term customers. Therefore, the Company is currently in process of restructuring Krazy Colors in order to reduce its overhead. In conjunction with this restructuring, the Company is considering moving Krazy Colors' operations to L.E. Smith's facilities in Pennsylvania.

WILLOWBROOK PROPERTIES, INC. D/B/A NBI DEVELOPMENT CORPORATION

In January 1997, the Company, through its wholly-owned subsidiary, Willowbrook Properties, Inc. d/b/a, NBI Development Corporation ("NBI Development") closed on the acquisition of a parcel of property consisting of approximately 88 acres of farmland in Belle Vernon, Pennsylvania. The acquisition cost was approximately $1.0 million, of which $100,000 was paid in fiscal 1996 and the balance was paid in cash at the closing. The property is situated along Route 51 in Belle Vernon and has frontage for approximately 2,000 feet. NBI Development successfully obtained a zoning variance to permit the development of a mixed use retail and residential project for the property.

Phase I of the project is planned to be a mixed use retail center. NBI Development recently entered into a development and a leasing agreement with Michael Joseph Development Corporation, a well-respected local real estate development company. NBI Development is currently in negotiations with a number of prospective tenants for phase I, including a nationally prominent grocery store which would be the primary anchor tenant. NBI Development is currently seeking commercial financing to pay for the construction costs of the center. The Company plans to begin construction on phase I of the project late in calendar 1998, with an anticipated construction period of approximately ten months from commencement. The construction costs are anticipated to be approximately nine million dollars.

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

In 1990, NBI formed its domestic systems integration division to transition the existing customer base from its proprietary hardware platforms to an open platform. Because of the low margins, intense competition and long sales cycle, NBI closed this business in June 1994.

In August 1992, NBI sold its domestic customer service and support division. As of June 30, 1995, the Company discontinued all software development activities.

Late in fiscal 1994, NBI acquired the AlphaNet division which was a network infrastructure business located in southern Ohio. AlphaNet's market focus was on the physical cable layer of networks, including utilization of fiberoptic technology. In August 1996, NBI decided to dispose of its AlphaNet division and in fiscal 1997 completed the disposition. With the disposition of the AlphaNet division, the Company discontinued all of its operations in the computer industry segment. This segment consisted of its AlphaNet division, its international subsidiary, NBI, Ltd., and its software development activities.

INTERNATIONAL OPERATIONS

NBI, Ltd. was a wholly-owned subsidiary of NBI, Inc. that sold integrated document management solutions, workflow and COLD (Computer Output to Laser
Disk) to central and local government departments and commercial organizations throughout the United Kingdom. Due to continuing losses incurred by the subsidiary, NBI decided to sell the operation in fiscal 1995.

In April 1995, NBI, Ltd. completed a sale of certain assets of the company, including its customer base. Under the terms of this agreement, NBI, Ltd. retained certain assets and liabilities. NBI, Ltd. filed for voluntary liquidation in the U.K. during fiscal 1996. As of June 30, 1997, the
liquidation of NBI, Ltd. was substantially complete.   The gain on disposal of
NBI, Ltd., including a $316,000 translation gain recognized due to the substantial completion of the company's liquidation, was included in income from discontinued operations for the fiscal year ended June 30, 1997.

COMPETITION

The market segments in which the Company participates are extremely competitive. Many of the Company's existing and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for developing and distributing products and providing services in the Company's markets. The Company expects that existing and new competitors will continue to introduce products and provide services that are competitive with those of the Company. There can be no assurance the Company will be able to compete successfully in these markets.

L.E. SMITH. L.E. Smith's main competition in giftware is from imports, primarily from Europe, South America and the Orient. Most of the competitive glass from overseas is twenty-four percent leaded crystal, even though L.E. Smith's giftware is unleaded crystal, because foreign manufacturers are able to produce leaded glass less expensively due to significantly fewer environmental restrictions and lower labor costs. The main competition for the glass lighting fixtures is also imports from Europe, South America and the Orient. There are also a few domestic companies that have competing products with certain portions of L.E. Smith's giftware and lighting fixtures product lines. The company is able to compete with other domestic and foreign glass companies because it is one of only a few hand pressed glass manufacturers remaining in the United States. The company produces a large variety of unique designs using twelve different colors of glass, and has a solid reputation for the quality and reliability of its products. Also, its products are price competitive with those of other domestic manufacturers. L.E. Smith can compete with foreign competitors because it has the flexibility to meet shorter lead times without the restrictive minimum quantities required by most foreign manufacturers.

BELLE VERNON HOLIDAY INN. The hotel has limited competition from other full-service hotels in a relatively wide-spread area. However, it does compete with several limited-service hotels in the wide-spread area including three hotels which opened approximately 300 new rooms during fiscal 1996.
The local market includes several non-competitive motels in a different class as to price and amenities.

KRAZY COLORS. Krazy Colors' primary competitors are children's finger paint, paint and crayon manufacturers. Krazy Colors' roll-on and dot-on paints have a unique bottle design that allows children to use non-toxic, washable paint with little cleanup. Because of the high procurement costs for paint (primarily due to freight costs), the company decided late in fiscal 1995 to manufacture its own tempera paint for its roll-on and dot-on paints. This enabled the company to more cost-effectively produce and package tempera and finger paints under the Krazy Color label. The competitors for these products are large, well-established companies with significantly better distribution capabilities. Krazy Colors focuses the majority of its sales efforts on its unique roll-on and dot-on paints.

NBI DEVELOPMENT. There is some competition to the proposed retail center in the surrounding area; however, there are competitive advantages in favor of NBI Development. The advantages include the significant property frontage on Route 51 in Belle Vernon, the lack of significant competition in the immediate area and the projected ease of access to the property. Among the close competitors is a concentration of three centers, also in Rostraver Township, which are approximately four to five miles from NBI Development's property. These centers include retail shops, banks and restaurants, many of which are regionally or nationally prominent, including a Wal-Mart Supercenter, Kmart, Foodland, Giant Eagle and Lowe's. If the center is successful, it could result in competition from entities that are better capitalized than NBI Development.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

L.E. Smith currently has many small to medium-sized customers and one significant customer. Sales to its significant customer totaled approximately 34% and 28% of NBI's consolidated revenues for the years ended June

30, 1998 and 1997, respectively. The loss of this customer's business would have a material adverse effect on NBI; however, L.E. Smith is continually focusing its sales efforts on expanding its customer base to lessen the impact this customer has on its business. In addition, the Company's management believes that its relationship with this customer will continue into the foreseeable future, due in part to the large number of different items this customer purchases from L.E. Smith.

L.E. Smith purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on comparable terms.

SEASONAL VARIATIONS OF BUSINESSES

L.E. Smith and the Belle Vernon Holiday Inn typically have their strongest revenue performance during the first fiscal quarter due to seasonal variations in these businesses. Generally, the second and fourth fiscal quarters' revenues from these operations are moderately lower than in the first quarter, while the third fiscal quarter's revenue is usually significantly lower than the other quarters. However, in fiscal 1998, L.E. Smith received several large orders from its significant customer during the historically slower quarters, which created a more consistent revenue stream for the year. The Company is unsure whether this trend will continue.

EMPLOYEES

As of July 31, 1998, the Company employed a total of 237 employees including 194 full-time employees. Currently, 166 of the total employees are covered by collective bargaining agreements, including 131 employees of L.E. Smith who are covered by a collective bargaining agreement which expires on September 1, 1998, and 35 employees of NBI Properties who are covered by a collective bargaining agreement which expires on November 7, 1998. The Company is engaged in collective bargaining negotiations with a union representing the production and maintenance employees at its L.E. Smith facility and the Company anticipates reaching an agreement with that union regarding wages and other terms and conditions of employment in the near future. The Company expects to begin collective bargaining negotiations with a union representing the service employees of NBI Properties in late October, and expects that an agreement will also be reached with that union. If the Company was unable to renew these agreements on a timely basis or on reasonable terms, it could have a material adverse effect upon the Company's business.

ITEM 2.  PROPERTIES

NBI leases approximately 5,100 square feet of office space for administrative personnel at its corporate headquarters in Longmont, Colorado, under a lease expiring in October 2000. The Company also leases approximately 10,000 square feet of warehouse space in Las Vegas, Nevada for its Krazy Colors manufacturing operation, under a lease expiring in December 1999. The Company is considering moving Krazy Colors' manufacturing to L.E. Smith's facilities in Pennsylvania during fiscal 1999. The Company believes it will be able to sublease the Las Vegas warehouse space in the near future. The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative or additional suitable facilities should its requirements change.

The Company acquired the building and improvements of the Belle Vernon Holiday Inn Hotel in Belle Vernon, Pennsylvania as a result of its related business acquisition in August 1995. The building consists of approximately 21,000 square feet and is on approximately 5.8 acres of land leased pursuant to a land lease expiring in 2026, with an option to extend for an additional 25 year term. In connection with its franchise agreement, the Company's hotel operation completed approximately $1.1 million in renovations to the hotel during fiscal 1997.

In August 1995, the Company acquired the land and buildings held by L.E. Smith, including a total of approximately 194,000 square feet of manufacturing, warehousing and office space on approximately 11.1 acres of land in Mount Pleasant, Pennsylvania. During fiscal 1997 and 1998, L.E. Smith leased approximately 6,000 square feet of temporary warehouse space, under a lease expiring in December 1999, in order to facilitate certain property improvement projects, and to accommodate additional space requirements resulting from the growth of the Company.

In January 1997, NBI Development acquired 88 acres of undeveloped land in southwestern Pennsylvania. The Company is pursuing commercial development of the property and is currently exploring financing options to fund the project.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 21, 1998, NBI's Board of Directors approved amendments to its Certificate of Incorporation to grant the Corporation authority to issue up to 5 million shares of preferred stock with a par value of $.01 per share, to effect a reverse stock split of either one for two and one-half shares, one for three shares, or one for four shares, at the Board's discretion, and to eliminate Article Eleventh of the Certificate of Incorporation which contains certain restrictions on transfers of the Company's stock. These amendments will be submitted for approval from the Company's stockholders at its annual meeting of stockholders scheduled to be held on October 14, 1998.

                                       PART  II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded over-the-counter under the symbol NBII. The following table sets forth the high and low bid prices, as quoted on the OTC Bulletin Board, for the common stock for the fiscal periods specified. The quotations of the Company's common stock reflect inter-dealer prices, without any retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

     FISCAL 1998           HIGH           LOW
     -----------           ----           ---
     First Quarter     $   3/4       $     9/16
     Second Quarter        5/8            17/32
     Third Quarter         7/8             9/32
     Fourth Quarter        7/8            25/32


     FISCAL 1997           HIGH           LOW
     -----------           ----           ---
     First Quarter         7/8             9/16
     Second Quarter        7/8              3/8
     Third Quarter          1               3/4
     Fourth Quarter       29/32             3/4

At June 30, 1998, there were 8,088,320 common shares of $.01 par value common stock outstanding. The approximate number of stockholders of the Company was 1,260 as of July 31, 1998. This includes shares held in nominee or "street" accounts.

To date, no dividends have been paid on the $.01 par value common stock and it is anticipated that future earnings will be retained for operating purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion contain both historical and "forward-looking" statements, as such term is defined in "The Private Securities Litigation Reform Act of 1995". The forward-looking statements are based upon current expectations and the actual results could differ materially from those anticipated. Factors that may affect such forward-looking statements include, among others, ability to obtain financing, loss of significant customers, reliance on key personnel, competitive factors and pricing pressures, availability of raw materials, labor disputes, investment results, limitations on the utilization of net operating loss carryforwards, adequacy of insurance coverage, inflation and general economic conditions.

RESULTS OF OPERATIONS 1998 - 1997 COMPARISON

The Company reported net income of $172,000 in fiscal 1998, compared to net income of $1,044,000 in fiscal 1997. The primary reasons for the decline in net income were the absence of $354,000 of income from discontinued operations in fiscal 1998, a net loss of $39,000 on investments recorded in fiscal 1998 compared to a net gain of $601,000 included in fiscal 1997, and the inclusion of an impairment of goodwill totaling $167,000 in fiscal 1998. However, these items were partially offset by an extraordinary gain, net of income taxes, of $290,000 recorded during fiscal 1998.

Sales revenues from continuing operations of $12.5 million for the year ended June 30, 1998 reflected an increase of $822,000, or 7.03%, as compared to fiscal 1997. The sales revenue growth was due to increased volume at L.E. Smith, primarily resulting from a significant increase in orders from its largest customer. This increase was partially offset by a significant decline in revenues from Krazy Colors, due to a change in sales focus implemented late in fiscal 1997 which, to-date, has been unsuccessful.

Service and rental revenues from continuing operations totaled $2.2 million and $2.0 million, respectively, for the years ended June 30, 1998 and 1997. The increased revenue was primarily related to an increase in the occupancy rate at the Belle Vernon Holiday Inn, resulting from the absence of renovation construction activity which limited the number of available rooms during the second quarter and part of the third quarter of fiscal 1997. In addition, the hotel experienced an increase in average daily room rates in fiscal 1998 compared to fiscal 1997, primarily because of the renovation completed during fiscal 1997. The hotel also experienced a significant increase in restaurant and bar business, due to increased occupancy and increased sales and marketing efforts.

Total revenues are expected to increase moderately in fiscal 1999 as compared to fiscal 1998, primarily due to a moderate increase in projected revenues from L.E. Smith and a slight increase in expected revenues from the hotel. Revenues from Krazy Colors are expected to remain relatively flat. Because the Company is currently in the process of restructuring Krazy Colors' operations, it expects a decline in revenues during the first two quarters of fiscal 1999, anticipated to be offset by an increase in revenues for the third and fourth quarters of fiscal 1999, when compared to the same periods in fiscal 1998.

Cost of sales as a percentage of sales revenues for the years ended June 30, 1998 and 1997 was 72.1% and 71.1%, respectively. The resulting small decline in gross margin was related to a significant decline in gross margin from Krazy Colors, due to the decreased revenue volume. In addition, the Company had slightly lower margins from L.E. Smith, primarily due to a change in sales mix, with more sales of lower margin products, increased production costs associated with the development of new products, and unusually high gas costs incurred during the second fiscal quarter; however, this was partially offset by manufacturing efficiencies realized due to the higher volume.

Cost of service as a percentage of service and rental revenue was 74.9% and 75.2% for the years ended June 30, 1998, and 1997, respectively. The slight improvement in related gross margin was primarily due to the increased rooms revenue without a corresponding increase in related costs, as the costs include a significant amount of fixed expenses. However, this was partially offset by increased depreciation expense resulting from the renovations of the Belle Vernon Holiday Inn completed during fiscal 1997.

Total cost of sales, service and rentals as a percentage of total revenues was 72.6% in fiscal 1998 and is expected to increase slightly in fiscal 1999. The increase is primarily related to a small increase in service and rental costs at the hotel, as general costs increases are expected to exceed savings resulting from cost reduction measures. In addition, the Company expects a slight increase in the cost of sales at L.E. Smith; however, this is expected to be offset by lower cost of sales projected for Krazy Colors, due to cost reduction measures.

Marketing, general and administrative expenses totaled $3.4 million for the year ended June 30, 1998, an increase of $178,000 compared to the previous fiscal year. The increase included expenses incurred in connection with the IRS negotiations, executive severance for L.E. Smith, a non-cash compensation expense for extensions of certain executive stock options, and expenses resulting from increased sales and marketing activities. However, these increases were partially offset by savings resulting from lower payroll costs, due to fewer executives, and credits related to a reduction of a reserve for "incurred but not reported" health claims, as the Company converted to a fully-insured health plan for its corporate and Krazy Colors employees effective January 1, 1998. Included in marketing, general and administrative expenses incurred in fiscal 1998 were payroll and related expenses of $1.4 million, commissions to sales representatives of $478,000, legal, accounting, hotel management and other professional fees of $286,000, and advertising costs of $175,000.

Total marketing, general and administrative expenses are expected to increase slightly in fiscal 1999, compared to fiscal 1998, primarily due to increased sales and marketing activities and general cost increases, significantly offset by savings resulting from cost reduction measures at the hotel and Krazy Colors.

During the third quarter of fiscal 1998, the Company recorded a non-cash impairment loss of $167,000 related to a write-down of goodwill associated with Krazy Colors. The revised carrying value of this asset was based upon the estimated future cash flow of the business. The impairment occurred primarily due to the unfavorable results of a change in sales focus which was implemented late in fiscal 1997.

The Company recorded a net loss on investments of $39,000 in fiscal 1998, consisting of a net realized loss of $92,000 and a net unrealized gain of $53,000. During fiscal 1997, the Company recorded a net gain on investments of $601,000, consisting of a net realized gain of $419,000 and a net unrealized gain of $182,000. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At June 30, 1998, the Company has no investment positions.

The Company recorded net other expense for the year ended June 30, 1998 totaling $33,000. This compared to net other income of $208,000 in fiscal year 1997, which included income of $348,000, net of legal fees, related to the recovery of a note receivable for which the Company had previously established a reserve, partially offset by expenses of $126,000 for architect fees related to hotel improvement projects that the Company has decided not to pursue.

The Company recorded an income tax benefit from continuing operations of $72,000 for the year ended June 30, 1998, which was net of state income tax provisions of $118,000 primarily related to the Company's Pennsylvania operations. In fiscal 1997, the Company recorded an income tax provision from continuing operations of $105,000 which included state income tax provisions of $123,000 primarily related to the Company's Pennsylvania operations. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating loss carryforwards are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating loss carryforwards were utilized during fiscal 1997; however, $28,000 of pre-reorganization net operating loss carryforwards were utilized during fiscal 1998.

DISCONTINUED OPERATIONS

There were no revenues and no income or loss from discontinued operations for the year, ended June 30, 1998. The Company reported net income from discontinued operations in fiscal 1997 of $354,000, consisting primarily of a gain on the disposition of NBI, Ltd. of $402,000, including a $316,000 translation gain recognized as a result of the substantial completion of the company's liquidation.

EXTRAORDINARY GAIN

The entire outstanding principal balance on its IRS debt of $5,278,000 was due in full on October 1, 1997. Effective April 9, 1998, the Company and the IRS entered into an amended payment agreement revising the payment terms related to the Company's IRS debt. Under the new agreement, $3.5 million of the IRS debt is due on or before December 31, 1998 and the remaining balance of approximately $1.8 million is due on or before December 31, 1999. Provided no event of default occurs prior to payment of the debt in full, NBI will not be obligated to pay any past, current or future interest related to the debt. Therefore, during the fourth quarter of fiscal 1998, the Company recorded a net extraordinary gain of $290,000, consisting of forgiveness of accrued interest recorded through March 31, 1998 totaling $439,000, less an income tax provision of $149,000.

FINANCIAL CONDITION

Total current assets of the Company increased $267,000 during fiscal year 1998 to $4.5 million at June 30, 1998. The increase in current assets was primarily related to increased accounts receivable and inventories resulting from the increase in sales and production volume at the glass manufacturing company during fiscal 1998. However, this was partially offset by an overall decrease of $124,000 in cash and cash equivalents experience by the Company during fiscal 1998 (see "Liquidity and Capital Resources").

Total assets of $12.2 million at June 30, 1998 reflected an increase of $709,000 from June 30, 1997 and was primarily related to an increase in property and equipment at L.E. Smith, because it is continually working on capital improvement projects.

NBI Development is planning to begin construction on phase I of its commercial real estate development project late in calendar 1998, with an anticipated construction period of approximately ten months. The construction costs will be capitalized during the construction period and are anticipated to be approximately nine million dollars. The Company is currently in process of seeking commercial financing to pay for these costs. (See "Liquidity and Capital Resources".)

Current liabilities decreased $1.1 million to $7.4 million at June 30, 1998, primarily due to the reclassification of approximately $1.8 million of the IRS debt to long-term liabilities during the fourth quarter of fiscal 1998, in accordance with an amended payment agreement (see also "Extraordinary Gain" and "Liquidity and Capital Resources"). This decrease was partially offset by an increase of $925,000 in short-term borrowings resulting primarily from short-term borrowings used to fund capital improvements at L.E. Smith and general working capital needs.

Stockholders' equity of $1.3 million at June 30, 1998 increased $275,000 from June 30, 1997, primarily reflecting net income of $172,000 for fiscal 1998, as well as a credit of $48,000 related to the non-cash compensation expense recorded by the Company during fiscal 1998 for the extension of certain executive stock options.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $124,000 during fiscal 1998. The decline was primarily due to substantial capital improvements made at L.E. Smith which were funded by cash on hand, cash flow from operations and borrowings on its line of credit.

The Company had negative working capital of $2.9 million and $4.2 million at June 30, 1998 and 1997, respectively. The increase of $1.3 million in working capital was primarily related to the reclassification of approximately $1.8 million of the IRS debt to long-term during the fourth quarter of fiscal 1998, partially offset by an increase in short-term borrowings primarily used to fund capital improvements at L.E. Smith.

Construction in progress totaled $312,000 at June 30, 1998 and consisted primarily of various equipment refurbishments and a new computer system installation at L.E. Smith. The Company estimates that it will cost approximately $120,000 to complete the outstanding projects, all of which are expected to be completed during fiscal 1999. The construction costs will primarily be funded by short-term borrowings under L.E. Smith's existing line of credit.

The entire outstanding principal balance on the IRS debt of $5,278,000 was due in full on October 1, 1997. Effective April 9, 1998, the Company and the IRS entered into an amended payment agreement revising the payment terms related to the Company's IRS debt. Under the new agreement, $3.5 million of the IRS debt is due on or before December 31, 1998 and the remaining balance of approximately $1.8 million is due on or before December 31, 1999. Provided no event of default occurs prior to payment of the debt in full, NBI will not be obligated to pay any past, current or future interest related to the debt. In order to pay the IRS debt, management intends to obtain additional debt or equity financing. The Company is currently pursuing various financing options, not only for the IRS debt, but also for its real estate development activities; however, there can be no assurance that the Company will be able to obtain such financing or that if it is able to obtain such financing, that it will be on favorable terms. The Company's ability to continue as a going concern is dependent upon attainment of financing sufficient to pay off the IRS debt when due. See also Report of Independent Certified Public Accountants and Notes 2 and 8 to the Consolidated Financial Statements.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at June 30, 1998, internally generated funds and, for L.E. Smith's requirements, short-term borrowings under an existing line of credit.

TAX LOSS CARRYFORWARDS

As discussed in Note 8 to the accompanying consolidated financial statements, the Company has approximately $62 million of tax loss carryforwards. A valuation allowance of approximately $23 million has been established for the net deferred tax assets arising from the tax loss carryforwards because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

YEAR 2000 COMPLIANCE

The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 problem will pose no significant operational problems. Substantially all of the machinery and equipment used by the Company's glass manufacturing and children's paint manufacturing operations are manually controlled and operated. In addition, the hotel operation is not significantly reliant on computer technology, with the exception of its reservation system, which is maintained and upgraded under a contract with Holiday Inns Franchising, Inc. The Company expects the reservation system to be year 2000 compliant early in fiscal 1999. The primary effect of the year 2000 issue is on the company's accounting systems.

Year 2000 compliance will primarily be accomplished through purchases of new equipment and data processing hardware and software upgrades, with an estimated aggregate cost of approximately $140,000, a significant portion of which has already been purchased and most of which was previously planned and necessitated by other technological needs of the Company. The upgrading or replacement of equipment which is non-compliant, as well as the related testing of such equipment is expected to be substantially completed during fiscal 1999.

L.E. Smith currently has one customer of such significance that if such customer were to experience year 2000 problems that resulted in the cancellation or deferral of orders, it could materially adversely affect the results of operations of the Company. The Company has discussed the year 2000 issue with this and other material customers and vendors and currently does not anticipate any significant problems. In addition, the Company will continue to review the status of the year 2000 issues with these customers and vendors.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis.

SFAS No. 130, 131 and 132 are all effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has not yet fully evaluated the impact, if any, they may have on future financial statement disclosures. However, results of operations and financial position will be unaffected by implementation of these standards.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS










          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of NBI, Inc.



We have audited the accompanying consolidated balance sheet of NBI, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBI, Inc. and subsidiaries at June 30, 1998, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company may not be able to meet the payment terms of the IRS debt within the contractual terms of the agreement. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     /s/ BDO Seidman, LLP
                                     BDO Seidman, LLP





Denver, Colorado
July 31, 1998

                                      NBI, INC.
                              CONSOLIDATED BALANCE SHEET
                                    June 30, 1998
                      (Amounts in thousands, except share data)





ASSETS
Current assets:
  Cash and cash equivalents                                      $      209
  Accounts receivable, less allowance for doubtful accounts
    of $69                                                            1,375
  Inventories                                                         2,750
  Other current assets                                                  156
                                                                 -----------
    Total current assets                                              4,490

Property, plant and equipment, net                                    7,436
Other assets                                                            279
                                                                 -----------

                                                                 $   12,205
                                                                 -----------
                                                                 -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion of notes payable     $    1,846
  Current portion of IRS debt and other income taxes payable          3,527
  Accounts payable                                                    1,200
  Accrued liabilities                                                   796
                                                                 -----------
    Total current liabilities                                         7,369
Long-term liabilities:
  Income taxes payable                                                1,778
  Notes payable                                                       1,351
  Deferred income taxes                                                 223
  Postemployment disability benefits                                    184
                                                                 -----------
    Total liabilities                                                10,905
                                                                 -----------

Commitments and contingencies

Stockholders' equity:
  Common stock - $.01 par value (20,000,000 shares
       authorized; 10,115,520 shares issued)                            101
  Capital in excess of par value                                      6,280
  Accumulated deficit                                                (4,213)
                                                                 -----------
                                                                      2,168
  Less treasury stock, at cost (2,027,200 shares)                      (868)
                                                                 -----------
    Total stockholders' equity                                        1,300
                                                                 -----------

                                                                 $   12,205
                                                                 -----------
                                                                 -----------




         See accompanying Report of Independent Certified Public Accountants
                    and Notes to Consolidated Financial Statements.

                                      NBI, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                          Years Ended June 30, 1998 and 1997
                    (Amounts in thousands, except per share data)

                                                             1998        1997
                                                          ----------  ----------
Revenues:
  Sales                                                   $  12,519   $  11,697
  Service and rental                                          2,174       1,972
                                                          ----------  ----------
                                                             14,693      13,669
                                                          ----------  ----------
Costs and expenses:
  Cost of sales                                               9,032       8,314
  Cost of service and rental                                  1,629       1,483
  Marketing, general and administrative                       3,395       3,217
  Impairment of goodwill                                        167          --
                                                          ----------  ----------
                                                             14,223      13,014
                                                          ----------  ----------

Income from operations                                          470         655
                                                          ----------  ----------

Other income (expense):
  Interest income                                                 5          17
  Net gain (loss) on investments                                (39)        601
  Other income (expense)                                        (33)        208
  Interest expense                                             (593)       (686)
                                                          ----------  ----------
                                                               (660)        140
                                                          ----------  ----------
Income (loss) from continuing operations before
  provision for income taxes and extraordinary gain            (190)        795
Benefit (provision) for income taxes                             72        (105)
                                                          ----------  ----------
Income (loss) before discontinued operations
  and extraordinary gain                                       (118)        690
Income from discontinued operations, net of
  income tax benefit of $24                                      --         354
Extraordinary gain, net of income taxes of $149                 290          --
                                                          ----------  ----------

Net income                                                $     172   $   1,044
                                                          ----------  ----------
                                                          ----------  ----------


Income (loss) per common share - basic:
  Income (loss) before discontinued operations
    and extraordinary gain                                 $   (.01)   $    .09
  Income from discontinued operations                            --         .04
  Extraordinary gain                                            .03          --
                                                          ----------  ----------
  Net income                                               $    .02    $    .13
                                                          ----------  ----------
                                                          ----------  ----------

Income (loss) per common share - diluted:
  Income (loss) before discontinued operations
    and extraordinary gain                                 $   (.01)   $    .08
  Income from discontinued operations                            --         .04
  Extraordinary gain                                            .03          --
                                                          ----------  ----------
  Net income                                               $    .02    $    .12
                                                          ----------  ----------
                                                          ----------  ----------

    See accompanying Report of Independent Certified Public Accountants and Notes to Consolidated Financial Statements.

                                    NBI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Years Ended June 30, 1998 and 1997
                    (Amounts in thousands, except share data)

                                           Common                               Foreign
                              Number of     Stock     Capital in                Currency
                               Common    (Par Value   Excess of   Accumulated  Translation  Treasury
                               Shares        $.01)    Par Value     Deficit     Adjustment    Stock       Total
                             -----------     -------   --------   ----------   ----------   ----------   -------
Balance June 30, 1996         10,001,270      $  100    $ 6,181     $ (5,429)    $    316    $   (868)   $   300


Issued under
  Employee Stock
  Option Plan                      3,750          --          2           --           --           --         2

Realized translation gain
  from discontinued
  operations                          --          --         --           --         (316)          --      (316)

Other                                 --          --         (5)          --           --           --        (5)

Net income for the year
  ended June 30, 1997                 --          --         --        1,044           --           --     1,044
                             -----------     -------   --------   ----------   ----------   ----------   --------

Balance June 30, 1997         10,005,020         100      6,178       (4,385)          --         (868)    1,025


Issued under
  Employee Stock
  Option Plan                    110,500           1         28           --           --           --        29

Utilization of
  pre-reorganization
  net operating loss
  carryforwards                       --          --         28           --           --          --         28

Compensation expense
  related to stock
  option extensions                   --          --         48           --           --          --         48

Other                                 --          --         (2)          --           --          --         (2)

Net income for the year
  ended June 30, 1998                 --          --         --          172           --          --        172
                             -----------     -------   --------   ----------   ----------   ----------   --------

Balance June 30, 1998         10,115,520      $  101    $ 6,280     $ (4,213)    $      --    $   (868)  $ 1,300
                             -----------     -------   --------   ----------   ----------   ----------   --------
                             -----------     -------   --------   ----------   ----------   ----------   --------


             See accompanying Report of Independent Certified Public Accountants
                     and Notes to Consolidated Financial Statements.

                                      NBI, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years Ended June 30, 1998 and 1997
                               (Amounts in Thousands)

                                                                               1998           1997
                                                                          ----------     ----------
Cash flows from operating activities:

Net income                                                                $     172      $   1,044

Adjustments to reconcile net income to net cash flow provided by operating activities:

    Depreciation and amortization                                               738            591
    Realized translation gain from discontinued operations                       --           (316)
    Utilization of pre-reorganization net operating loss carryforwards           28             --
    Provision for bad debts and returns                                          89            112
    Provision for writedown of inventories                                       69            105
    Provision for writedown of note receivable                                   10             --
    Loss (gain) on sales of property and equipment                               54             (9)
    Impairment of goodwill                                                      167             --
    Net unrealized gain on trading securities                                   (53)          (182)
    Compensation expense related to stock option extensions                      48             --
    Other                                                                        (2)             7

    Changes in assets -- decrease (increase):
      Accounts receivable                                                      (226)           231
      Inventory                                                                (349)          (243)
      Other current assets                                                       22            586
      Other assets                                                              (86)           (11)
    Changes in liabilities -- (decrease) increase:
      Obligations for short-sale transactions                                   (58)          (200)
      Accounts payable and accrued liabilities                                 (259)          (128)
      Income tax related accounts                                                 3            (88)
                                                                          ----------     ----------

        Net cash flow provided by operating activities                          367          1,499
                                                                          ----------     ----------

Cash flows from investing activities:

  Proceeds from sales of property and equipment                                   2             23
  Purchases of property and equipment                                        (1,199)        (2,868)
                                                                          ----------     ----------

        Net cash flow used in investing activities                           (1,197)        (2,845)
                                                                          ----------     ----------


                              (continued on following page)

             See accompanying Report of Independent Certified Public Accountants
                     and Notes to Consolidated Financial Statements.

                                       NBI, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years Ended June 30, 1998 and 1997
                                (Amounts in Thousands)

                                                                             1998           1997
                                                                          ----------     ----------
Cash flows from financing activities:

  Collections on notes receivable                                         $       5      $      --
  Proceeds from issuance of stock, net of offering costs                         --             (5)
  Proceeds from borrowing                                                       105          1,650
  Proceeds from stock option exercises                                           29              2
  Payments on notes payable                                                    (270)          (208)
  Net borrowings (payments) on line of credit                                   837           (595)
                                                                          ----------     ----------

      Net cash flow provided by financing activities                            706            844
                                                                          ----------     ----------


Net decrease in cash and cash equivalents                                      (124)          (502)

Change in cash and cash equivalents included
   in net assets of discontinued operations                                      --             53

Cash and cash equivalents at beginning of year                                  333            782
                                                                          ----------     ----------

Cash and cash equivalents at end of year                                  $     209      $     333
                                                                          ----------     ----------
                                                                          ----------     ----------



Supplemental disclosures of cash flow information:


  Interest paid                                                           $     349      $     663
                                                                          ----------     ----------
                                                                          ----------     ----------

  Income taxes paid                                                       $      88      $     163
                                                                          ----------     ----------
                                                                          ----------     ----------

  Noncash purchases of property, plant and equipment
    included in accounts payable at end of year                           $     190      $      99
                                                                          ----------     ----------
                                                                          ----------     ----------


         See accompanying Report of Independent Certified Public Accountants and Notes to Consolidated Financial Statements.

                                      NBI, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998 and 1997



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION: The Company operates primarily in the glass manufacturing and hotel operations industries. Both of these operations are located in southwestern Pennsylvania. The Company also owns 80% of a small children's paint manufacturing company in Las Vegas, Nevada. In January 1997, the Company acquired 88 acres of undeveloped land in southwestern Pennsylvania. The Company is pursuing commercial development of the property. Previously, the Company operated primarily in the computer industry. Those operations have been discontinued and reported separately (see Note 3).

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 80% owned children's paint manufacturing subsidiary. All significant intercompany accounts, transactions and profits have been eliminated. The Company records the minority interest in consolidated net assets equal to the minority's percentage ownership in the net assets of the subsidiary entity, to the extent the minority interest is positive. At June 30, 1998, the minority interest in the children's paint manufacturing subsidiary was a deficit balance and was limited to zero, accordingly. The minority's share of income (losses) is shown as a separate component of consolidated net income, if significant. In addition, the minority's share of losses are recorded only until the minority interest in the net asset of the subsidiary has been reduced to zero.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis.

SFAS No. 130, 131 and 132 are all effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has not yet fully evaluated the impact, if any, they may have on future financial statement disclosures. However, results of operations and financial position will be unaffected by implementation of these standards.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

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

The Company computes realized gains or losses based upon the specific identification method.

INVENTORIES: Inventories are stated at the lower of cost (at standard which approximates first-in, first-out method) or market and were comprised of the following:

                                                    June 30,
                                                      1998
                                                      ----
                                            (Amounts in thousands)

          Raw Materials                         $      807
          Work in Process                              390
          Finished Goods                             1,539
          Food and Beverage Inventory                   14
                                                -----------
                                                $    2,750
                                                -----------
                                                -----------

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

ADVERTISING COSTS: The Company expenses the production costs of advertising the first time the advertising takes place, except for costs related to the production of new catalogs. These cost are capitalized and amortized over three years, their expected period of future benefits. Included in other current assets at June 30, 1998 were capitalized catalog advertising costs of $65,000. These costs are net of accumulated amortization of $120,000.

The Company also has a contract for billboard advertising for the hotel. These costs were capitalized and are being amortized over ten years, the life of the contract. Included in other assets at June 30, 1998 were capitalized billboard costs of $9,000, which are net of accumulated amortization of $1,000.

Advertising expense was $174,000 and $133,000 for the years ended June 30, 1998 and 1997, respectively.

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

NET INCOME (LOSS) PER SHARE: During fiscal 1998, NBI, Inc. adopted SFAS No. 128, which provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. (See Note 16.)

RECLASSIFICATIONS AND ADJUSTMENTS: Certain items in the 1997 financial statements have been reclassified to conform to the 1998 manner of presentation.


2.  GOING CONCERN

As discussed in Note 8, $3.5 million of the Company's debt to the Internal Revenue Service ("IRS") is due on December 31, 1998 and the balance of approximately $1.8 million is due on December 31, 1999. This condition raises substantial doubt about the Company's ability to continue as a going concern. In order to pay such amount, management intends to obtain additional debt or equity financing. The Company is currently pursuing various financing alternatives; however there can be no assurance that the Company will be able to obtain such financing. The Company's ability to continue as a going concern is dependent upon attainment of financing sufficient to pay off the IRS debt when due. The accompanying financial statements do not contain any adjustments that might result from the outcome of this uncertainty.


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

With the decision to dispose of its AlphaNet division, the Company discontinued all of its operations in the computer industry segment. Therefore, it separately reported the income from this segment as discontinued operations for the years ended June 30, 1998 and 1997 as follows:

                                                             1998        1997
                                                           --------    --------
                                                          (Amounts in thousands)

     Revenues from discontinued operations                 $    --     $   395
                                                           --------    --------
                                                           --------    --------
       Income from discontinued operations before
         income taxes                                      $    --     $     --
       Income tax provision                                     --           --
                                                           --------    --------
       Net income from discontinued operations             $    --     $     --
                                                           --------    --------

       Gain (loss) on disposal
         NBI, Ltd.                                         $    --          402
         AlphaNet Division
           (including loss from operations of $67,000
           from August 27, 1996 through its disposition)        --         (72)
         Income tax benefit                                     --          24
                                                           --------    --------
                                                           $    --    $    354
                                                           --------    --------

       Net income from discontinued operations             $    --    $    354
                                                           --------   --------
                                                           --------   --------


The gain on disposal of NBI, Ltd. included a $316,000 translation gain recognized as a result of the substantial completion of the company's liquidation. No federal or state income taxes were recorded related to the gain on disposal of NBI, Ltd., as it was a foreign entity.

4.   INVESTMENTS IN SECURITIES AND OBLIGATIONS FROM SHORT-SALE TRANSACTIONS

During the years ended June 30, 1998 and 1997, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded a net realized loss of $92,000 and a net unrealized gain of $53,000 on investments for the year ended June 30, 1998. For the year ended June 30, 1997, a net realized gain of $419,000 and a net unrealized gain of $182,000 were recorded.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At June 30, 1998, the Company had no investment positions.


5.   OTHER CURRENT ASSETS

Included in other current assets totaling $156,000 at June 30, 1998, was restricted cash of $3,000, representing amounts held in trust for payments under self insurance plans.


6.   PROPERTY, PLANT AND EQUIPMENT

                                                                June 30,
                                                                  1998
                                                                --------
                                                         (Amounts in thousands)

     Land                                                      $   1,269
     Buildings                                                     3,356
     Machinery and equipment                                       3,851
     Office and hotel furniture and fixtures                         828
     Construction in-progress                                        312
                                                               ----------
                                                                   9,616
     Accumulated depreciation                                     (2,180)
                                                               ----------
                                                               $   7,436
                                                               ----------
                                                               ----------

Total depreciation expense from continuing operations was $705,000 and $552,000 for the years ended June 30, 1998 and 1997, respectively. The Company estimates that it will cost approximately $120,000 to complete the outstanding projects, all of which are expected to be competed during fiscal 1999. The Company is continually working on capital improvement projects at the glass manufacturing facility.


7.   OTHER ASSETS

Included in other assets of $279,000 at June 30, 1998, was $29,000 of goodwill and other intangibles related to the acquisition of 80% of the outstanding stock of Krazy Colors during fiscal 1995. The goodwill and other intangibles are net of accumulated amortization totaling $265,000 at June 30, 1998.
Related amortization expense was $24,000 and $29,000 for the years ended June 30, 1998 and 1997, respectively. In addition, the Company recorded a non-cash impairment loss of $167,000 during fiscal year 1998 related to a write-down of the Krazy Color's goodwill. The revised carrying value of this asset was based upon the estimated undiscounted future cash flow of the business. The impairment occurred primarily due to the unfavorable results of a change in sales focus which was implemented late in fiscal 1997, as well as the business' inability to sustain long-term customers.

8.   INCOME TAXES

IRS DEBT:

On April 28, 1998, the Company and the IRS entered into an amended payment agreement, revising the payment terms related to NBI Inc.'s IRS debt of $5,278,000. This agreement, effective April 9, 1998, revises the terms of the agreement in principal with the IRS effective October 1, 1995 and the original settlement agreement with the IRS dated June 12, 1991, as to NBI's federal tax liabilities for the fiscal years ended June 30, 1980 through 1988. Under the current agreement, $3,500,000 of the IRS debt is due on or before December 31, 1998, and the remaining balance of $1,778,000 is due on or before December 31, 1999. The IRS debt continues to be collateralized by a security interest in all of the capital stock of American Glass, Inc. and NBI Properties, Inc.

Provided no event of default occurs prior to payment of the debt in full, NBI will not be obligated to pay any past, current or future interest related to the IRS debt. Therefore, during the fourth quarter of fiscal 1998, the Company recorded a net extraordinary gain of $290,000, consisting of forgiveness of accrued interest recorded through March 31, 1998 totaling $439,000, less an income tax provision of $149,000.

In order to pay the newly restructured IRS debt, management intends to obtain additional debt or equity financing. The Company is currently pursuing various financing options; however there can be no assurances the Company
will be able to obtain such financing.   The Company's ability to continue as
a going-concern is dependent upon satisfaction of the IRS debt.  (See Note 2.)

INCOME TAX PROVISION AND DEFERRED INCOME TAXES:

For the years ended June 30, 1998 and 1997, the benefit (provision) for income taxes was included in the consolidated statements of operations as follows:

                                                     1998            1997
                                                     ----            ----
                                                    (Amounts in thousands)

     Continuing operations benefit (provision)     $    72       $  (105)
     Discontinued operations benefit                    --            24
     Extraordinary gain                               (149)           --
                                                   --------      --------
                                                   $   (77)       $  (81)
                                                   --------      --------
                                                   --------      --------

The benefit (provision) for income taxes from continuing operations for the years ended June 30, 1998 and 1997 consisted of:

                                                    1998            1997
                                                    ----            ----
                                                   (Amounts in thousands)
     Federal:
         Current                                   $   --       $    --
         Deferred                                     121           (24)
                                                   ------       --------
                                                      121           (24)
                                                   ------       --------
     State and other:
       Current                                       (110)          (40)
       Deferred                                        61           (41)
                                                   ------       --------
                                                      (49)          (81)
                                                   ------       --------
     Total                                            $72         $(105)
                                                   ------       --------
                                                   ------       --------


In accordance with fresh-start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the United States Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. The Company utilized $28,000 and no pre-reorganization net operating loss carryforwards in fiscal 1998 and 1997, respectively.

The reconciliation of income taxes from continuing operations at the U.S. federal statutory tax rate to the effective tax rate for the years ended June 30, 1998 and 1997 are as follows:


                                                              1998           1997
                                                          ----------     ----------
                                                           (Amounts in thousands)
  Federal tax benefit (expense) computed at 34% on
    income (loss) from continuing operations before
    provision for income taxes and extraordinary gain      $     65      $    (270)
  State taxes, net of federal benefit                           (78)           (81)
  Change in the balance of the valuation
    allowance for deferred tax assets and other                  85            246
                                                          ----------     ----------
  Income tax benefit (provision) from
    continuing operations                                 $      72      $    (105)
                                                          ----------     ----------
                                                          ----------     ----------

Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 were as follows:

                                                                    1998
                                                               -------------
                                                          (Amounts in thousands)
     Deferred tax assets:
       Current
         Deductible portion of IRS Settlement amount           $      915
         Other                                                        225
       Noncurrent
         Net operating loss carryforwards                          20,886
         Capital loss carryforwards                                   585
         Tax basis in subsidiaries                                    570
         Other - net                                                   89
                                                               -----------
           Total deferred tax assets                               23,270

       Valuation allowance for deferred tax assets                (22,725)
                                                               -----------

       Net deferred tax assets                                        545
                                                               -----------

     Deferred tax liabilities:
       Noncurrent
         Other                                                        300
       Basis difference in fixed assets assumed
             with Belle Vernon Holiday Inn acquisition                468
                                                               -----------

           Total deferred tax liabilities:                            768
                                                               -----------

       Net deferred tax liability                              $     (223)
                                                               -----------
                                                               -----------

The net change in the valuation allowance was a decrease of $351,000 for the year ended June 30, 1998, and a decrease of $184,000 for the year ended June 30, 1997. The valuation allowance of $22,725,000 at June 30, 1998 was established because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

The tax loss carryforward at June 30, 1998 is approximately $62,000,000, of which approximately $18,000,000, $14,000,000, $14,000,000, $7,000,000,
$4,000,000, $3,000,000, $1,000,000 and $1,000,000 expire in fiscal years 2004,
2005, 2006, 2008, 2009, 2010, 2011 and 2012, respectively.

9.   ACCRUED LIABILITIES

                                                                    June 30,
                                                                     1998
                                                                 ----------
                                                          (Amounts in thousands)

     Accrued interest                                            $      23
     Payroll and related benefits and taxes                            365
     Acquired liabilities under previously self-insured
        health and other benefit plans                                 171
     Other                                                             237
                                                                 ----------

                                                                 $     796
                                                                 ----------
                                                                 ----------

10.  NOTES PAYABLE AND SHORT-TERM BORROWINGS

The following summarizes the Company's notes payable and short-term borrowings outstanding at:

                                                                                             June 30,
                                                                                               1998
                                                                                      ----------------------
                                                                                      (Amounts in thousands)
Revolving bank credit note of $2,000,000, due November 1, 1998, interest at bank's prime rate (8.50% at June 30, 1998) plus 1/2% or less, depending upon attainment of certain financial ratios as defined in the agreement; collateralized by a first security interest in all accounts receivable, inventories and personal property of the glass manufacturing
  company.                                                                               $      1,490

8.75% bank note payable; payable in monthly installments of $8,333 plus interest through July 1999; cross collateralized with the revolving credit
  note above.                                                                                     100

Bank note payable in monthly installments of $10,834 plus interest at bank's prime rate (8.50% at June 30, 1998) plus 1/2% or less, depending upon the attainment of certain financial ratios, commencing on June 1, 1997, with the outstanding principal balance plus accrued interest due in full on
  May 1, 2002.  The note is cross-collateralized with the glass manufacturing
  company's revolving bank credit note and 8.75% bank note payable.                               520

Bank mortgage note of $1,000,000 obtained December 3, 1996 for hotel renovations.  Principal and interest at 8.85% is payable in monthly installments of $8,983 beginning July 1, 1997.  On July 1, 2002, the interest rate changes to U.S. Treasury rate plus 2.7%.  Note is due in full on July 1, 2007 and is collateralized by a first security interest
  in hotel assets.                                                                                979

Revolving line of credit from the Company's CEO; interest at ten percent;
  outstanding principal and interest due in full on December 31, 1998.                            100

Other                                                                                               8
                                                                                         -------------

Total notes payable and short-term borrowings                                            $      3,197

Less current portion                                                                            1,846
                                                                                         -------------

Long-term portion of notes payable                                                       $      1,351
                                                                                         -------------
                                                                                         -------------

At June 30, 1998, the principal maturities of notes payable and short-term borrowings for each of the five subsequent fiscal years ending June 30 are:
1999 - $1,846,000; 2000 - $152,000; 2001 - $154,000; 2002 - $157,000; and 2003
- $31,000.

The glass manufacturing company's revolving bank credit note is subject to a credit agreement which contains covenants requiring maintenance of a minimum interest expense coverage ratio and a maximum leverage ratio. In addition, it prohibits certain activities of the glass manufacturing company without the bank's approval, including creation of debt or liens, sales of assets, granting loans or making certain investments and participation in any mergers or acquisitions. Also, the agreement limits the glass manufacturing company's ability to pay dividends and the amount of dividends payable.

The hotel's bank mortgage note contains covenants requiring maintenance of a minimum cash flow to debt service ratio and specifying the maximum amount of capital expenditures that can be made in any year. In addition, it prohibits certain activities of the hotel without the bank's approval, including the creation of debts or liens, sales of assets and participation in any mergers or acquisitions.


11.  POSTEMPLOYMENT BENEFITS

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

The Company's current health, life insurance and disability benefits are fully insured. Accordingly, the Company has no further liability and no accrual is needed. However, the Company previously had a disability benefit plan that was self-insured, under which payments are still being made. In accordance with FAS No. 112, the Company accrued the present value of the expected payments discounted at 10%, as of July 1, 1994, of $271,000. The expected payments were calculated based upon the earlier of the expected duration of each individual's disability or the time remaining until the individual reaches the age of 65, at which time the benefits cease. The total liability outstanding at June 30, 1998, was $216,000, of which $184,000 is classified as long-term.


12.  EMPLOYEE BENEFIT PLANS

The Company has contributory savings and retirement 401(k) plans for a majority of its employees. An employee may elect to contribute up to 15% of their compensation during each plan year, subject to the maximum allowed by the IRS. The Company's contributions to the union employees' plans are governed by union labor contracts. The Company's contributions to its other plans are determined by the Board of Directors. No liability exists for any future contributions, except as may subsequently be determined by the Board of Directors. The contributions expense for these plans totaled $62,000 and $58,000 for the years ended June 30, 1998 and 1997, respectively.


13.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS:

The Company's hotel operations leases the land supporting its hotel, under an operating lease expiring in the year 2026, with an option to extend for an additional 25 years. The monthly lease payments are based upon 3% of room and related revenue and 1% of other revenues of the hotel, with a minimum annual rental of $8,000. Rent expense under this lease was $47,000 and $44,000, for the years ended June 30, 1998 and 1997, respectively.

The Company also leases various office facilities and equipment. The office facilities and equipment leases from continuing operations have expiration dates that extend through December 2001. Total rental expense for continuing operations was $155,000 and $138,000 for the years ended June 30, 1998 and 1997, respectively.

The future minimum rental commitments for continuing operations for the next five fiscal years, under non-cancellable leases, are: 1999 - $146,000; 2000 - $109,000; 2001 - $28,000, 2002 - $9,000; and 2003 - $8,000.

OTHER COMMITMENTS AND CONTINGENCIES:

In conjunction with NBI's acquisition of Krazy Colors, Inc. in February 1995, the stock purchase agreement provided for continuing annual royalty payments to the sellers, including NBI's CEO, based upon gross margin performance. Royalties are calculated based upon gross margin in excess of $150,000 in any calendar year and will be earned at the rate of twenty percent when the gross margin is greater than $150,000 and less than or equal to $300,000, twenty-five percent when the gross margin is greater than $300,000 and less than or equal to $450,000, and thirty percent when the gross margin is greater than $450,000. No royalties were incurred during the fiscal years ended June 30, 1998 and 1997. (See also Note 19.)


14.  STOCKHOLDERS' EQUITY

The Company has authorized 20,000,000 shares of $.01 par value common stock. At June 30, 1998, 10,115,520 shares were issued including 2,027,200 held in
treasury.   Therefore, the Company had 8,088,320 shares issued and outstanding at June 30, 1998.

In accordance with the provisions of the Company's fiscal 1992 Plan of Reorganization, on February 3, 1997, the fifth anniversary of its effective date, all of the new common stock held for unexchanged holders of NBI's old common stock and convertible debentures reverted to the Company. As a result, the Company received 23,164 shares of its common stock at no cost. These shares are held in treasury.

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with an acquisition. These warrants are exercisable through December 31, 2002. As of June 30, 1998, no warrants had been exercised. (See also Note 19.)


15.  STOCK OPTIONS

The Employee Stock Option Plan was established pursuant to the Company's Plan of Reorganization. At June 30, 1998, 885,750 shares were reserved under the Employee Stock Option Plan. Options granted under this plan have an exercise price of no less than fair market value and no more than 150% of fair market value. The employee options are exercisable for a period of five years from the date of the grant, unless previously forfeited. During fiscal 1998, the Company extended 201,000 options held by certain executives for an additional five years and recorded related noncash compensation expense of $48,000. These options were fully vested prior to the extension date. Options vest over four years at 25% per year with vesting continuing as long as the optionee is employed by the Company. Options are forfeited by the optionee three months following termination of employment with the Company. The options granted under this plan prior to fiscal 1996 are intended to be non-qualified stock options. Those issued subsequent to fiscal 1995 are intended to be incentive stock options.

Options to purchase 150,000 shares of stock were outstanding at June 30, 1997, that were issued to directors of the Company during fiscal 1993. These options were not issued pursuant to an existing stock option plan and were immediately exercisable on the grant date. All of these options were either exercised or forfeited during fiscal 1998.

Options to purchase 400,000 shares of stock were issued to the Chief Executive Officer during fiscal 1994. These options were not issued pursuant to an existing stock option plan. These options vested over four years at 25% per year and were fully vested as of October 1, 1997. During fiscal 1998, the Company extended these options for an additional five years. No compensation expense was recorded as a result of the extension because the exercise price was greater than the fair market value of the stock on the extension date.

At June 30, 1998, 450,000 shares were reserved for options issued outside of the Stock Option Plan.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost been determined based upon the fair value at the grant date for theoptions, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended June 30, 1998 and 1997 would have been reduced to the proforma amounts as follows:

                                              1998             1997
                                          -----------      ------------
                                              (amounts in thousands,
                                              except per share data)

Net income - as reported                  $      172       $     1,044
                                          -----------      ------------
                                          -----------      ------------

Net income - proforma                     $       81       $     1,011
                                          -----------      ------------
                                          -----------      ------------


Net income per share - as reported        $      .02       $       .13
                                          -----------      ------------
                                          -----------      ------------

Net income per share - proforma           $      .01       $       .13
                                          -----------      ------------
                                          -----------      ------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the grants issued or extended during fiscal 1996 through fiscal 1998: no dividend yield; expected volatility of 43.35% to 45.61%; risk-free interest rate of 5.51% to 6.18%; and expected lives of 4 to 4.75 years.

During the initial phase-in period of SFAS 123, the above numbers do not include the effect of options granted prior to July 1, 1995.

The following table summarizes, by number of shares, option transactions under all plans:

                                         Employee     Other                   Weighted-Average
                                          Plan       Options        Total      Exercise Price
                                       -----------  ---------     ----------   --------------

     Outstanding June 30, 1996           601,500     550,000      1,151,500     $      .65

       Granted                                --          --             --             --
       Exercised                          (3,750)         --         (3,750)           .38
       Forfeited                         (27,250)         --        (27,250)           .67
                                       -----------  ---------     ----------

     Outstanding June 30, 1997           570,500     550,000      1,120,500            .66

       Granted (1)                       301,500     400,000        701,500            .63
       Exercised                         (10,500)   (100,000)      (110,500)           .26
       Forfeited (1)                    (301,000)   (450,000)      (751,000)           .65
                                       -----------  ---------     ----------

     Outstanding June 30, 1998           560,500     400,000        960,500            .69
                                       -----------  ---------     ----------
                                       -----------  ---------     ----------

     Options exercisable
       at June 30, 1998                  334,250     400,000        734,250           $.68
                                       -----------  ---------     ----------
                                       -----------  ---------     ----------




     (1) Amounts include options for 201,000 shares and 400,000 shares under the employee plan and other, respectively, that were extended during fiscal 1998.

                                                     Employee        Other
                                                       Plan         Options
                                                    ----------    ----------

     Weighted-average fair value of
       options granted for the year
       ended June 30, 1998                          $     .26     $      --
                                                    ----------    ----------
                                                    ----------    ----------
     Weighted-average fair value of
       options granted for the year
       ended June 30, 1997                          $      --     $      --
                                                    ----------    ----------
                                                    ----------    ----------

The following table summarizes information about the stock options outstanding at June 30, 1998:

                                              Weighted-Average
                                                 Remaining
       Exercise      Number         Number      Contractual
       Price      Outstanding    Exercisable        Life
     ----------   -----------    -----------    -----------
       $.38         216,000        212,250       4.15 years
       $.59         100,500             --       4.42 years
       $.77         400,000        400,000       5.25 years
       $.88         244,000        122,000       2.45 years
                    -------        -------
                    960,500        734,250
                    -------        -------
                    -------        -------



16.  INCOME (LOSS) PER COMMON SHARE

During the Company's second quarter of fiscal 1998, NBI, Inc. adopted SFAS No. 128 issued by the Financial Accounting Standards Board. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Fiscal 1997's earnings per share data has been restated to reflect the requirements of SFAS No. 128.

The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income (loss) before discontinued operations and extraordinary gain for the years ended June 30, 1998 and 1997:

                                                   1998                 1997
                                                   ----                 ----
                                              Basic    Diluted     Basic    Diluted
                                              -----    -------     -----    -------
                                                    (Amounts in thousands
                                                    except per share data)
Income (loss) before discontinued
      operations and extraordinary gain     $  (118)    $  (118)     $  690    $  690
                                            --------    --------     -------   -------
                                            --------    --------     -------   -------

Weighted average number of common
  shares outstanding                          8,077       8,077       7,991     7,991
                                            --------                 -------
                                            --------                 -------

Assumed conversions of stock options                         --                   211
                                                        --------                -------

                                                          8,077                 8,202
                                                        --------                -------
                                                        --------                -------
Income (loss) per common share before
       discontinued operations and
       extraordinary gain                   $  (.01)    $  (.01)     $   .09   $  .08
                                            --------    --------     -------   -------
                                            --------    --------     -------   -------

Because the Company incurred a loss before discontinued operations and extraordinary gain for the year ended June 30, 1998, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

For the year ended June 30, 1997, the Company's $.25 and $.38 stock options were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock outstanding.

The options and warrants outstanding at June 30, 1998 were as follows:

                                                    Number
       Exercise                                   Outstanding at
        Price                                     June 30, 1998
        -----                                     -------------
     Stock options:
       $ .38                                         216,000
       $ .59                                         100,500
       $ .77                                         400,000
       $ .88                                         244,000
     Warrants:
       $ .89                                       1,700,000
                                                   ---------
                                                   2,660,500
                                                   ---------
                                                   ---------

17.  SEGMENT INFORMATION

The Company operates primarily in the glass manufacturing and hotel operations industries. Both of these operations are located in southwestern Pennsylvania. Previously, the Company operated primarily in the computer industry. Those operations have been discontinued and reported separately (See Note 3). The segment information presented below excludes amounts related to general corporate activities.

The Company's glass manufacturer sells its glass giftware primarily to traditional and specialty retailers, manufacturers/wholesalers and the food service market throughout the United States. L.E. Smith Glass Company currently has one significant customer. Sales to this customer totaled approximately 34% and 28% of NBI's consolidated revenues in fiscal 1998 and 1997, respectively. In addition, this customer constituted approximately 33% of the Company's consolidated accounts receivable at June 30, 1998.

In addition, the glass manufacturer purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on comparable terms.

As of June 30, 1998, approximately 70% of the Company's employees were covered by collective bargaining agreements expiring in fiscal 1999.

                                                      1998           1997
                                                  -----------    -----------
                                                     (Amounts in thousands)
Revenue from continuing operations:

     Glass manufacturing                          $   12,233     $   11,052
                                                  -----------    -----------
                                                  -----------    -----------
     Hotel operations                             $    2,174     $    1,972
                                                  -----------    -----------
                                                  -----------    -----------
     Children's paint manufacturing               $      286     $      645
                                                  -----------    -----------
                                                  -----------    -----------
     Land development                             $       --     $       --
                                                  -----------    -----------
                                                  -----------    -----------

                                                     1998           1997
                                                 ------------   -----------
                                                   (Amounts in thousands)
Operating income (loss):
     Glass manufacturing                         $     1,391    $    1,376
                                                 ------------   -----------
                                                 ------------   -----------
     Hotel operations                            $        38    $        5
                                                 ------------   -----------
                                                 ------------   -----------
     Children's paint manufacturing              $      (447)   $     (114)
                                                 ------------   -----------
                                                 ------------   -----------
     Land development                            $       (24)   $       (7)
                                                 ------------   -----------
                                                 ------------   -----------
   Identifiable assets:
     Glass manufacturing                         $     7,751    $    6,595
                                                 ------------   -----------
                                                 ------------   -----------
     Hotel operations                            $     2,862    $    2,919
                                                 ------------   -----------
                                                 ------------   -----------
     Children's paint manufacturing              $       290    $      563
                                                 ------------   -----------
                                                 ------------   -----------
     Land development                            $     1,183    $    1,131
                                                 ------------   -----------
                                                 ------------   -----------
   Additions to property, plant and equipment:
     Glass manufacturing                         $     1,237    $      701
                                                 ------------   -----------
                                                 ------------   -----------
     Hotel operations                            $        38    $    1,154
                                                 ------------   -----------
                                                 ------------   -----------
     Children's paint manufacturing              $         1    $       41
                                                 ------------   -----------
                                                 ------------   -----------
     Land development                            $        52    $    1,105
                                                 ------------   -----------
                                                 ------------   -----------
   Depreciation and amortization:
     Glass manufacturing                         $       513    $      405
                                                 ------------   -----------
                                                 ------------   -----------
     Hotel operations                            $       181    $      137
                                                 ------------   -----------
                                                 ------------   -----------
     Children's paint manufacturing              $        39    $       41
                                                 ------------   -----------
                                                 ------------   -----------
     Land development                            $        --    $       --
                                                 ------------   -----------
                                                 ------------   -----------


18.  OTHER INCOME AND EXPENSE

Included in other income and expense for the year ended June 30, 1997 was income of $348,000, net of legal fees, related to the recovery of a note receivable for which the Company had previously established a reserve, partially offset by expenses of $126,000 for architect fees related to hotel improvement projects that the Company has decided not to pursue.


19.  RELATED PARTY TRANSACTIONS

In February 1995, the Company entered into an agreement to purchase 80% of the outstanding stock of Krazy Colors effective January 1, 1995. Prior to this agreement, the Company's Chief Executive Officer ("CEO"), Jay H. Lustig, owned 55% of the outstanding stock of the manufacturer. Subsequent to this transaction, the CEO owns 11% of the stock in Krazy Colors, Inc. As a part of the purchase agreement, the sellers are eligible to receive continuing annual royalty payments based upon gross margin performance in excess of specified amounts (see Note 13). NBI's CEO will receive 55% of any such royalty payments. No royalties were incurred by the Company during fiscal years ended June 30, 1998 or 1997. In addition, in conjunction with the purchase agreement, the sellers were issued warrants to purchase 1.7 million shares of the Company's common stock, including warrants to purchase 935,000 shares issued to the Company's CEO, at a price of $.89 per share. All of the warrants are still outstanding and are exercisable through December 31, 2002.

During fiscal 1998 and 1997, the Company utilized a stock brokerage firm, which is 100% owned by its CEO, to execute certain transactions on its behalf. However, NBI uses another unrelated company to act as custodian and clearing firm for its investment assets. Gross revenues earned by the brokerage firm related to investment transactions by NBI in fiscal 1998 and 1997, totaled $1,000 and $90,000, respectively, on purchase and sale transactions totaling $1,250,000 and $47,968,000 before fees, respectively.

During fiscal 1998, the Company borrowed a total of $100,000 from its Chief Executive Officer for working capital needs. This amount was included in short-term borrowings at June 30, 1998. The borrowings are subject to the terms of a revolving line of credit note which provides for interest to be paid at the rate of ten percent per annum. The entire principal amount outstanding is due and payable in full on December 31, 1998.

The Company believes that these transactions were in its best interests, were on terms no less favorable to the Company than could be obtained from unaffiliated third parties and were in connection with bona fide business purposes of the Company.


20.  SUBSEQUENT EVENT

On August 1, 1998, the Company entered into a development and a leasing agreement with a real estate developer for phase I of its planned commercial real estate project in Belle Vernon, Pennsylvania. The development agreement provides for a development fee of $250,000 to be paid over the construction period, with a minimum fee of $15,000 if the Company is unsuccessful in obtaining adequate financing for the project. The leasing agreement requires a leasing commission based upon the square footage of the space leased, payable 50% upon execution of the lease and 50% upon tenant occupancy. In addition, the leasing agreement provides for a sales commission based upon the gross proceeds of the sale of an outparcel, payable upon closing of the sale.

                                      PART  III


Items 9, 10, 11, and 12 are hereby incorporated by reference to the Annual Meeting Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.   Articles of Incorporation and Bylaws
               a.   Restated Certificate of Incorporation(3)
               b.   Restated Bylaws(3)

          10.  Material Contracts
               a.   NBI, Inc. Employee and Director Stock Option Plan(1)
               b. Form of NBI, Inc. Director Non-Qualified Stock Option Agreement(1)
               c. Form of NBI, Inc. Chief Executive Officer Non-Qualified Stock Option Agreement(1)
               d.   Krazy Colors, Inc. Stock Purchase Agreement(2)
               e.   Krazy Colors, Inc. Shareholder Agreement(2)
               f.   Jay H. Lustig Warrant Certificate(2)
               g.   Belle Vernon Motel Corporation Land Lease Agreement(3)
               h. Agreement between L.E. Smith Glass Company and The American Flint Glass Workers' Union(3)
               i.   Amended Payment Agreement with the Internal Revenue
                    Service(4)
               j.   Consulting Agreement between the Company and Morris D.
                    Weiss(5)
               k.   Revolving Line of Credit from Chief Executive Officer(5)

          21.  Subsidiaries of Registrant
               a.   See Item 1 - Business, herein

          23.  Consent of Independent Accountant(5)

          27.  Financial Data Schedule
               a. For the year ended June 30, 1998(5)

     (b)  Reports on Form 8-K:

          1. Form 8-K dated April 28, 1998, Item 5 - Other Events:

               The Company and the IRS entered into an Amended Payment Agreement revising the payment terms related to NBI, Inc. IRS debt of $5,278,000.

  ----------------------------------------------------------------------
     (1)  Incorporated by reference to Registration Statement No. 33-73334.
     (2) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1994.
     (3) Incorporated by reference to the Company's report on Form 10-KSB for the year ended June 30, 1995.
     (4) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended March 31, 1998.
     (5)  Filed herewith.

                                      SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NBI, Inc.




August 27, 1998                               By: /s/ Jay H. Lustig
---------------                                  -----------------------------
                                                  Jay H. Lustig
                                                  Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marjorie A. Cogan
---------------------      Chief Financial Officer, Secretary
Marjorie A. Cogan     (Principal Financial and Accounting Officer) 8/27/98
                                                                  -----------

/s/ Jay H. Lustig
---------------------       Chief Executive Officer, Director
Jay H. Lustig                 (Principal Executive Officer)        8/27/98
                                                                  -----------

/s/ Martin J. Noonan
---------------------                  Director                    8/27/98
Martin J. Noonan                                                  -----------