Form 10KSB/A
period 1998-06-30
NBI INC
filed 1998-10-30
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               FORM 10 - KSB/A/1




[  X  ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT  OF  1934
                      For Fiscal Year Ended June 30, 1998

                                      OR

[     ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934
                For the transition period from ___________ to ___________

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

Willowbrook  Properties,  Inc.  d/b/a  NBI  Development  Corporation

In January 1997, the Company, through its wholly-owned subsidiary, Willowbrook Properties, Inc. d/b/a, NBI Development Corporation ("NBI Development") closed on the acquisition of a parcel of property consisting of approximately 88 acres of farmland in Belle Vernon, Pennsylvania. The acquisition cost was approximately $1.0 million, of which $100,000 was paid in fiscal 1996 and the balance was paid in cash at the closing. The property is situated along Route 51 in Belle Vernon and has frontage for approximately 2,700 feet. NBI Development successfully obtained a zoning variance to permit the development of a mixed use retail and residential project for the property.

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

EMPLOYEES

As of July 31, 1998, the Company employed a total of 237 employees including 194 full-time employees. Currently, 166 of the total employees are covered by collective bargaining agreements, including 131 employees of L.E. Smith who are covered by a collective bargaining agreement which expired on September 1, 1998, and 35 employees of NBI Properties who are covered by a collective bargaining agreement which expires on November 7, 1998.

The Company has completed collective bargaining negotiations with the union representing the production and maintenance employees at its L.E. Smith facility and has reached an agreement with that union regarding wages and other terms and conditions of employment. The written contract is currently in process of being reviewed. The terms of the agreement have been voted on and approved by the union.

The Company expects to begin collective bargaining negotiations with the union representing the service employees of NBI Properties in late October, and expects that an agreement will also be reached with that union. If the Company was unable to renew these agreements on a timely basis or on reasonable terms, it could have a material adverse effect upon the Company's business.


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


ITEM    4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On August 21, 1998, NBI's Board of Directors approved amendments to its Certificate of Incorporation to grant the Corporation authority to issue up to 5 million shares of preferred stock with a par value of $.01 per share, to effect a reverse stock split of either one for two and one-half shares, one for three shares, or one for four shares, at the Board's discretion, and to eliminate Article Eleventh of the Certificate of Incorporation which contains certain restrictions on transfers of the Company's stock. These amendments will be submitted for approval by the Company's stockholders at its annual meeting of stockholders scheduled to be held on October 14, 1998.



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


     Fiscal  1998       High      Low
     --------------     ------    -------

     First Quarter      $  3/4     $ 9/16
     Second Quarter        5/8      17/32
     Third Quarter         7/8       9/32
     Fourth Quarter        7/8      25/32

     Fiscal 1997        High      Low
     --------------     ------    -------

     First Quarter         7/8       9/16
     Second Quarter        7/8        3/8
     Third Quarter           1        3/4
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

Sales revenues from continuing operations of $12.5 million for the year ended June 30, 1998 reflected an increase of $822,000, or 7.03%, as compared to fiscal 1997. The sales revenue growth was due to increased volume at L.E. Smith, primarily resulting from a significant increase in orders from its largest customer. This increase was partially offset by a significant decline in revenues from Krazy Colors. Late in fiscal 1997, Krazy Colors transitioned its sales force from an independent sales representative group, whose primary customers were small specialty and gift shop retailers, to a new sales representative group whose marketing focus is on the tier of retailers which are smaller than the top 100 retailers but significantly larger than the specialty and gift shop retailers on which the previous representative group focused its efforts. However, during fiscal 1998, the Company experienced unfavorable results from these efforts, as well as from the business' inability to sustain long-term customers. This change in sales focus has taken longer to implement than had initially been anticipated. The Company has taken further steps to accelerate this transition including the assumption of additional management responsibilities by the parent corporation.

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

Total revenues are expected to increase moderately in fiscal 1999 as compared to fiscal 1998, primarily due to a moderate increase in projected revenues from L.E. Smith and a slight increase in expected revenues from the hotel. Revenues from Krazy Colors are expected to remain relatively flat. Because the Company is currently in the process of restructuring Krazy Colors' operations, it expects a decline in Krazy Colors' revenues during the first two quarters of fiscal 1999, anticipated to be offset by an increase in Krazy Colors' revenues for the third and fourth quarters of fiscal 1999, when compared to the same periods in fiscal 1998. The restructuring of Krazy Colors' operations includes the assumption of additional management responsibilities by the parent corporation, concentrating on direct sales and limiting other sales and marketing activities, and temporarily laying off production personnel until sales activity improves.

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

Total cost of sales, service and rentals as a percentage of total revenues was 72.6% in fiscal 1998 and is expected to increase slightly in fiscal 1999. The increase is primarily related to a small increase in service and rental costs at the hotel, as general costs increases are expected to exceed savings resulting from cost reduction measures. In addition, the Company expects a slight increase in the cost of sales at L.E. Smith; however, this is expected to be offset by lower cost of sales projected for Krazy Colors, due to cost reduction measures including temporarily laying off production personnel until sales activity improves.

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

Total marketing, general and administrative expenses are expected to increase slightly in fiscal 1999, compared to fiscal 1998, primarily due to increased sales and marketing activities and general cost increases, significantly offset by savings resulting from cost reduction measures at the hotel and Krazy Colors. The cost reduction measures at Krazy Colors primarily includes limiting sales and marketing activities to direct sales efforts until sales activity improves.

During the third quarter of fiscal 1998, the Company recorded a non-cash impairment loss of $167,000 related to a write-down of goodwill associated with Krazy Colors. The revised carrying value of this asset was based upon the estimated future benefits of the business. The impairment occurred primarily due to the unfavorable results of a change in sales focus which was implemented late in fiscal 1997.

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

DISCONTINUED  OPERATIONS

There were no revenues and no income or loss from discontinued operations for the year ended June 30, 1998. The Company reported net income from discontinued operations in fiscal 1997 of $354,000, consisting primarily of a gain on the disposition of NBI, Ltd. of $402,000, including a $316,000 translation gain recognized as a result of the substantial completion of the company's liquidation.

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

                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1998
                   (Amounts in thousands, except share data)






 ASSETS
--------


Current assets:
 Cash and cash equivalents                        $    209
 Accounts receivable, less allowance for
   doubtful accounts of $69                          1,375
 Inventories                                         2,750
 Other current assets                                  156
                                                  ---------
     Total current assets                            4,490

Property, plant and equipment, net                   7,436
Other assets                                           279
                                                  ---------

                                                  $ 12,205
                                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------

Current liabilities:
 Short-term borrowings and current portion
   of notes payable                               $  1,846
 Current portion of IRS debt and other
   income taxes payable                              3,527
 Accounts payable                                    1,200
 Accrued liabilities                                   796
                                                  ---------
     Total current liabilities                       7,369
 Long-term liabilities:
 Income taxes payable                                1,778
 Notes payable                                       1,351
 Deferred income taxes                                 223
 Postemployment disability benefits                    184
                                                  ---------
 Total liabilities                                  10,905
                                                  ---------

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value (20,000,000 shares
        authorized; 10,115,520 shares issued)          101
 Capital in excess of par value                      6,280
 Accumulated deficit                                (4,213)
                                                  ---------
                                                     2,168
 Less treasury stock, at cost (2,027,200 shares)      (868)
                                                  ---------
 Total stockholders' equity                          1,300
                                                  ---------

                                                  $ 12,205
                                                  =========



      See accompanying Report of Independent Certified Public Accountants
                 and Notes to Consolidated Financial Statements.

                                   NBI, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended June 30, 1998 and 1997
                 (Amounts in thousands, except per share data)

                                                           1998         1997
                                                           -----       ------



Revenues:
Sales                                                       $ 12,519  $ 11,697
Service and rental                                             2,174     1,972
                                                             --------  --------
                                                              14,693    13,669
                                                             --------  -------
Costs and expenses:
Cost of sales                                                  9,032     8,314
Cost of service and rental                                     1,629     1,483
Marketing, general and administrative                          3,395     3,217
Impairment of goodwill                                           167        --
                                                             --------  --------
                                                              14,223    13,014
                                                             --------  -------

Income from operations                                           470       655
                                                             --------  --------

Other income (expense):
Interest income                                                    5        17
Net gain (loss) on investments                                   (39)      601
Other income (expense)                                           (33)      208
Interest expense                                                (593)     (686)
                                                             --------  --------
                                                                (660)      140
                                                              -------  --------
Income (loss) from continuing operations before
provision for income taxes and extraordinary gain               (190)      795
Benefit (provision) for income taxes                              72      (105)
                                                             --------  --------
Income (loss) before discontinued operations
  and extraordinary gain                                        (118)      690
Income from discontinued operations, net of
income tax benefit of $24                                         --       354
Extraordinary gain, net of income taxes of $149                  290        --
                                                             --------  --------

Net income                                                   $   172   $ 1,044
                                                             ========  ========


Income (loss) per common share - basic:
Income (loss) before discontinued operations
  and extraordinary gain                                     $  (.01)  $   .09
Income from discontinued operations                               --       .04
Extraordinary gain                                               .03        --
                                                             --------  --------
Net income                                                   $   .02   $   .13
                                                             ========  ========

Income (loss) per common share - diluted:
Income (loss) before discontinued operations
  and extraordinary gain                                     $  (.01)  $   .08
Income from discontinued operations                               --       .04
Extraordinary gain                                               .03        --
                                                             --------  --------
Net income                                                   $   .02   $   .12
                                                             ========  ========



      See accompanying Report of Independent Certified Public Accountants
                 and Notes to Consolidated Financial Statements.

                                   NBI, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years Ended June 30, 1998 and 1997
                   (Amounts in thousands, except share data)


                                    Common    Capital                Foreign
                        Number of   Stock    in Excess               Currency
                         Common   (Par Value   Of Par  Accumulated   Translation   Treasury
                         Shares      $.01)     Value    Deficit      Adjustment    Stock      Total


Balance June 30, 1996   10,001,270    $100     $6,181    $(5,429)    $ 316          $(868)    $300


Issued under
  Employee Stock
  Option Plan                3,750      --          2         --        --             --        2

Realized translation gain
  from discontinued
  operations                    --      --         --         --       (316)           --      (316)

Other                           --      --         (5)        --         --            --        (5)

Net income for the year
  ended June 30, 1997           --      --         --      1,044         --            --      1,044
                             ------    ----     ------    --------     ------        ------   -------

Balance June 30, 1997    10,005,020    100      6,178     (4,385)        --          (868)     1,025


Issued under
  Employee Stock
  Option Plan               110,500      1         28        --         --            --         29

Utilization of
  pre-reorganization
  net operating loss
  carryforwards                 --      --         28        --         --            --         28

Compensation expense
  related to stock
  option extensions             --      --        48        --          --            --         48

Other                           --      --        (2)       --          --            --         (2)

Net income for the year
  ended June 30, 1998           --      --        --        172          --            --         172
                         ----------    ----    ------   --------       ------       ------     -------

Balance June 30, 1998    10,115,520     $101    $6,280   $(4,213)       $ --         $(868)     $1,300
                         ==========     ====    ======   ========       ======       ======     =======





             See accompanying Report of Independent Certified Public Accountants
                       and Notes to Consolidated Financial Statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 1998 and 1997
                             (Amounts in Thousands)


                                                      1998             1997
                                                     ------           ------



Cash flows from operating activities:

Net income                                             $ 172          $ 1,044

Adjustments to reconcile net income to net cash flow provided by operating activities:

   Depreciation and amortization                         738              591
   Realized translation gain from
    discontinued operations                               --             (316)
   Utilization of pre-reorganization net operating
     loss carryforwards                                   28               --
   Provision for bad debts and returns                    89              112
   Provision for writedown of inventories                 69              105
   Provision for writedown of note receivable             10               --
   Loss (gain) on sales of property and equipment         54               (9)
   Impairment of goodwill                                167               --
   Net unrealized gain on trading securities             (53)            (182)
   Compensation expense related to stock option
     extensions                                           48               --
   Other                                                  (2)               7

   Changes in assets -- decrease (increase):
     Accounts recevable                                 (226)             231
     Inventory                                          (349)            (243)
     Other current assets                                 22              586
     Other assets                                        (86)             (11)
  Changes in liabilities -- (decrease) increase:
     Obligations for short-sale transactions             (58)            (200)
     Accounts payable and accrued liabilities           (259)            (128)
     Income tax related accounts                           3              (88)
                                                        -----          -------

      Net cash flow provided by operating activities     367            1,499
                                                        -----          -------

Cash flows from investing activities:

  Proceeds from sales of property and equipment             2              23
  Purchases of property and equipment                  (1,199)         (2,868)
                                                      --------         -------

    Net cash flow used in investing activities         (1,197)         (2,845)
                                                     ---------       --------

                            (continued on following page)

                              See accompanying Report of Independent Certified Public Accountants
                                        and Notes to Consolidated Financial Statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended June 30, 1998 and 1997
                            (Amounts in Thousands)


                                                           1998            1997
                                                           -----           -----



Cash flows from financing activities:

  Collections on notes receivable                         $   5          $  --
  Proceeds from issuance of stock, net of offering costs    --              (5)
  Proceeds from borrowing                                   105          1,650
  Proceeds from stock option exercises                       29              2
  Payments on notes payable                                (270)          (208)
  Net borrowings (payments) on line of credit               837           (595)
                                                          ------        -------

     Net cash flow provided by financing activities         706            844
                                                          ------        -------

Net decrease in cash and cash equivalents                  (124)          (502)

Change in cash and cash equivalents included
 in net assets of discontinued operations                    --             53

Cash and cash equivalents at beginning of year              333            782
                                                          ------         -------
Cash and cash equivalents at end of year                  $ 209         $  333
                                                          ======        =======



Supplemental disclosures of cash flow information:


  Interest paid                                             $ 349      $  663
                                                            ======    =======

  Income taxes paid                                         $  88      $  163
                                                            ======    =======

  Noncash purchases of property, plant and equipment
    included in accounts payable at end of year             $ 190      $   99
                                                            ======    =======
FN>



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

INVENTORIES:    Inventories are stated at the lower of cost (at standard which approximates first-in, first-out method) or market and were comprised of the following:


                                    June  30,
                                      1998
                              (Amounts  in  thousands)




   Raw Materials                     $  807
   Work in Process                      390
   Finished Goods                     1,539
   Food and Beverage Inventory           14
                                     ------

                                     $2,750
                                     ======



LONG-TERM ASSETS: The Company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets". Under SFAS No. 121, long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used are reported at the lower of the carrying amount or their estimated fair market value. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of the carrying amount or their estimated fair market value less costs to sell.

Identifiable intangible assets not covered by FAS No. 121 and goodwill not identified with assets that are subject to an impairment loss under FAS No. 121 are accounted for in accordance with Accounting Principal Board ("APB") Opinion No. 17. Under APB No. 17, the amortization periods of identifiable assets and goodwill are continually evaluated to determine if the useful lives should be revised. If the useful lives are changed, the unamortized cost would be allocated to the remaining periods in the revised useful lives. In addition, the Company periodically reviews the carrying values of its identifiable intangible assets and goodwill by comparing them to their estimated fair market value and expected future benefits of the assets to determine if an impairment exists under APB No. 17.

Property, plant and equipment: Capital assets are recorded at cost and are depreciated on a straight-line basis over the following lives:



                  Asset  Type                          Life
                 -------------                        ------


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

REVENUE RECOGNITION: Revenue from sales of products from all operations is recognized when title passes, generally when the goods are shipped, except for goods shipped on consignment. Revenue is recognized from products shipped on consignment when the consignee sells the goods. Service and rental revenue from the hotel operations is recognized when provided.

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

 With the decision to dispose of its AlphaNet division, the Company discontinued all of its operations in the computer industry segment. Therefore, it separately reported the income from this segment as discontinued operations for the years ended June 30, 1998 and 1997 as follows:


                                              1998                        1997
                                                  (Amounts  in  thousands)




Revenues from discontinued operations            $ --                   $ 395
                                                 =======                =======

Income from discontinued operations before
  income taxes                                   $ --                    $  --
Income tax provision                               --                       --
                                                 -----                    -----
Net income from discontinued operations          $ --                    $  --
                                                 -----                    -----

Gain (loss) on disposal
  NBI, Ltd.                                      $  --                   $ 402
  AlphaNet Division
    (including loss from operations of $67,000
    from August 27, 1996 through its disposition)   --                     (72)
  Income tax benefit                                --                      24
                                                 ------                  ------
                                                 $  --                   $ 354
                                                 ------                  ------
 Net income from discontinued operations         $  --                   $ 354
                                                 ======                  ======

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


6.          Property,  Plant  and  Equipment


                                        June 30,
                                          1998
                                        --------
                                 (Amounts  in  thousands)

 Land                                    $1,269
 Buildings                                3,356
 Machinery and equipment                  3,851
 Office and hotel furniture and fixtures    828
 Construction in-progress                   312
                                         ------
                                          9,616
 Accumulated depreciation                (2,180)
                                         -------
                                         $7,436
                                         =======



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


 7.          Other  Assets

Included in other assets of $279,000 at June 30, 1998, was $29,000 of goodwill and other intangibles related to the acquisition of 80% of the outstanding stock of Krazy Colors during fiscal 1995. The goodwill and other intangibles are net of accumulated amortization totaling $265,000 at June 30, 1998. Related amortization expense was $24,000 and $29,000 for the years ended June 30, 1998 and 1997, respectively. In addition, in accordance with APB No. 17, the Company recorded a non-cash impairment loss of $167,000 during fiscal year 1998 related to a write-down of the Krazy Color's goodwill. The revised carrying value of this asset was based upon the estimated future benefits of the business. The impairment occurred primarily due to the unfavorable results of a change in sales focus which was implemented late in fiscal 1997, as well as the business' inability to sustain long-term customers.


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

Income  Tax  Provision  and  Deferred  Income  Taxes:

For the years ended June 30, 1998 and 1997, the benefit (provision) for income taxes was included in the consolidated statements of operations as follows:


                                               1998                   1997
                                              ------                 -----
                                                  (Amounts  in  thousands)




   Continuing operations benefit (provision)     $72                  $(105)
   Discontinued operations benefit                --                     24
   Extraordinary gain                           (149)                    --
                                                -----                 ------
                                                $(77)                 $ (81)
                                               =======                ======




The benefit (provision) for income taxes from continuing operations for the years ended June 30, 1998 and 1997 consisted of:


                                                  1998            1997
                                                 ------          ------
                                                (Amounts  in  thousands)




   Federal:
      Current                                    $  --          $  --
      Deferred                                     121            (24)
                                                 ------         ------
                                                   121            (24)
                                                 ------         ------
  State and other:
      Current                                     (110)           (40)
      Deferred                                      61            (41)
                                                 ------         ------
                                                   (49)           (81)
                                                 ------         ------

   Total                                         $  72         $ (105)
                                                 ======        =======



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

The reconciliation of income taxes from continuing operations at the U.S. federal statutory tax rate to the effective tax rate for the years ended June 30, 1998 and 1997 are as follows:


                                                         1998               1997
                                                        ------             -----
                                                            (Amounts  in  thousands)



 Federal tax benefit (expense) computed at 34% on
    income (loss) from continuing operations before
    provision for income taxes and extraordinary gain      $ 65          $ (270)
 State taxes, net of federal benefit                        (78)            (81)
 Change in the balance of the valuation
    allowance for deferred tax assets and other              85              246
                                                           -----          ------
 Income tax benefit (provision) from
    continuing operations                                  $ 72          $ (105)
                                                           =====          ======


Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 were as follows:



                                                                                 1998
                                                                                ----------
                                                                         (Amounts  in  thousands)



 Deferred tax assets:
   Current
     Deductible portion of IRS Settlement amount                                   $      915
     Other                                                                                225
 Noncurrent
     Net operating loss carryforwards                                                  20,886
     Capital loss carryforwards                                                           585
     Tax basis in subsidiaries                                                            570
     Other - net                                                                           89
                                                                                      --------
        Total deferred tax assets                                                      23,270

        Valuation allowance for deferred tax assets                                   (22,725)
                                                                                     --------

       Net deferred tax assets                                                            545
                                                                                     ---------

 Deferred tax liabilities:
  Noncurrent
      Other                                                                               300
      Basis difference in fixed assets assumed
         with Belle Vernon Holiday Inn acquisition                                        468
                                                                                     ---------

             Total deferred tax liabilities:                                              768
                                                                                     ---------

   Net deferred tax liability                                                           $(223)
                                                                                      ========




The net change in the valuation allowance was a decrease of $351,000 for the year ended June 30, 1998, and a decrease of $184,000 for the year ended June 30, 1997. The valuation allowance of $22,725,000 at June 30, 1998 was established because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

The tax loss carryforward at June 30, 1998 is approximately $62,000,000, of which approximately $18,000,000, $14,000,000, $14,000,000, $7,000,000,
$4,000,000, $3,000,000, $1,000,000 and $1,000,000 expire in fiscal years 2004,
2005,  2006,  2008,  2009,  2010,  2011  and  2012,  respectively.

 9.          Accrued  Liabilities


                                                          June  30,
                                                         ----------
                                                            1998
                                                 (Amounts  in  thousands)


 Accrued interest                                        $ 23
 Payroll and related benefits and taxes                   365
 Acquired liabilities under previously self-insured
    health and other benefit plans                        171
 Other                                                    237
                                                       ------
                                                        $ 796
                                                       =======



 10.      Notes  Payable  and  Short-term  Borrowings

The following summarizes the Company's notes payable and short-term borrowings outstanding at:



                                                                           June  30,
                                                                               1998
                                                                           -----------
                                                                        (Amounts  in  thousands)



Revolving bank credit note of $2,000,000, due November 1, 1998, interest at bank's prime rate (8.50% at June 30, 1998) plus 1/2% or less, depending upon attainment of certain financial ratios as defined in the agreement; collateralized by a first security interest in all accounts receivable, inventories and personal property of the glass manufacturing
   company.                                                                     $ 1,490

8.75% bank note payable; payable in monthly installments of $8,333 plus interest through July 1999; cross collateralized with the revolving credit
  note above.                                                                       100

Bank note payable in monthly installments of $10,834 plus interest at bank's prime rate (8.50% at June 30, 1998) plus 1/2% or less, depending upon the attainment of certain financial ratios, commencing on June 1, 1997, with the outstanding principal balance plus accrued interest due in full on
  May 1, 2002.  The note is cross-collateralized with the glass manufacturing
  company's revolving bank credit note and 8.75% bank note payable.                 520

Bank mortgage note of $1,000,000 obtained December 3, 1996 for hotel renovations.  Principal and interest at 8.85% is payable in monthly installments of $8,983 beginning July 1, 1997.  On July 1, 2002, the interest rate changes to U.S. Treasury rate plus 2.7%.  Note is due in full on July 1, 2007 and is collateralized by a first security interest
  in hotel assets.                                                                  979

Revolving line of credit from the Company's CEO; interest at ten percent;
  outstanding principal and interest due in full on December 31, 1998.              100

Other                                                                                 8
                                                                                 ------

 Total notes payable and short-term borrowings                                   $3,197

 Less current portion                                                             1,846
                                                                                 ------

 Long-term portion of notes payable                                              $1,351
                                                                                 ======

At June 30, 1998, the principal maturities of notes payable and short-term borrowings for each of the five subsequent fiscal years ending June 30 are:
1999 - $1,846,000; 2000 - $152,000; 2001 - $154,000; 2002 - $157,000; and 2003
-  $31,000.

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



                               1998         1997
                              ------       ------
                              (amounts  in  thousands,
                               except  per  share  data)



Net income - as reported             $172  $1,044
                                     ====  ======

Net income - proforma                $ 81  $1,011
                                     ====  ======


Net income per share - as reported   $.02  $  .13
                                     ====  ======

Net income per share - proforma      $.01  $  .13
                                     ====  ======



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

The following table summarizes, by number of shares, option transactions under all plans:


<BTB>

                            Employee  Other                Weighted-Average
                            Plan      Options    Total     Exercise  Price




Outstanding June 30, 1996   601,500    550,000   1,151,500   $  .65

 Granted                         --         --          --       --
 Exercised                   (3,750)        --      (3,750)     .38
 Forfeited                  (27,250)        --     (27,250)     .67
                           ---------  ---------  ----------

Outstanding June 30, 1997   570,500     550,000   1,120,500      .66

 Granted (1)                301,500     400,000     701,500      .63
 Exercised                  (10,500)   (100,000)   (110,500)     .26
 Forfeited (1)             (301,000)   (450,000)   (751,000)     .65
                           ---------  ---------  ----------

Outstanding June 30, 1998   560,500     400,000     960,500      .69
                           =========  =========  ==========

 Options exercisable
   at June 30, 1998         334,250     400,000     734,250   $  .68
                           =========   =========  ==========


 (1) Amounts include options for 201,000 shares and 400,000 shares under the employee plan and other, respectively, that were extended during fiscal 1998.




                              Employee                           Other
                               Plan                             Options
                             ---------                          --------


Weighted-average fair value of
 options granted for the year
 ended June 30, 1998              $  .26                       $  --
                                  =======                      ======

Weighted-average fair value of
 options granted for the year
 ended June 30, 1997              $   --                       $  --
                                  =======                      ======


 The following table summarizes information about the stock options outstanding at June 30, 1998:




                                                               Weighted-Average
                                                                   Remaining
          Exercise     Number                    Number           Contractual
          Price        Outstanding               Exercisable          Life
         ---------     -----------               -----------    ----------------


         $  .38           216,000                212,250             4.15 years
         $  .59           100,500                     --             4.42 years
         $  .77           400,000                400,000             5.25 years
         $  .88           244,000                122,000             2.45 years
                         ---------               --------
                          960,500                734,250
                          =======                =======






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

The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income (loss) before discontinued operations and extraordinary gain for the years ended June 30, 1998 and 1997:



                                         1998                    1997
                                        ------                  ------
                                    Basic          Diluted          Basic          Diluted
                                    -----          -------          ------         -------
                                                       (Amounts  in  thousands
                                                        except  per  share  data)




Income (loss) before discontinued
  operations and extraordinary gain     $ (118)     $ (118)           $  690         $  690
                                        =======     =======            ======         ======

Weighted average number of common
   shares outstanding                    8,077       8,077              7,991         7,991
                                        =======                         ======

 Assumed conversions of stock options                   --                              211
                                                    -------                         ------

                                                     8,077                           8,202
                                                    =======                          ======
 Income (loss) per common share before
   discontinued operations and
   extraordinary gain                   $ (.01)     $ (.01)             $  .09        $  .08
                                        =======     =======             ======        ======




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

The  options  and  warrants  outstanding  at  June  30,  1998 were as follows:



                                             Number
                     Exercise             Outstanding  at
                     Price                June  30,  1998
                     --------             ----------------

               Stock options:
                      $ .38                 216,000
                      $ .59                 100,500
                      $ .77                 400,000
                      $ . 88                244,000
                 Warrants:
                      $ .89               1,700,000
                                          ----------
                                          2,660,500
                                          ==========



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

As of June 30, 1998, approximately 70% of the Company's employees were covered by collective bargaining agreements expiring in fiscal 1999.



                                              1998             1997
                                              -----            -----
                                              (Amounts  in  thousands)



Revenue from continuing operations:
  Glass manufacturing                            $ 12,233   $ 11,052
                                                  ========  ========
  Hotel operations                               $  2,174   $  1,972
                                                  ========  ========
  Children's paint manufacturing                 $    286   $    645
                                                  ========  ========
  Land development                               $     --   $     --
                                                  ========  ========

Operating income (loss):
  Glass manufacturing                             $  1,391   $ 1,376
                                                   ========  ========
  Hotel operations                                $     38   $     5
                                                   ========  ========
  Children's paint manufacturing                  $   (447)  $  (114)
                                                   ========  ========
  Land development                                $    (24)  $    (7)
                                                   ========  ========




                                               1998         1997
                                              ------       ------
                                             (Amounts  in  thousands)



Identifiable assets:
  Glass manufacturing                          $ 7,751       $ 6,595
                                               =======        ======
  Hotel operations                             $ 2,862       $ 2,919
                                               =======        ======
  Children's paint manufacturing               $   290       $   563
                                               =======        ======
  Land development                             $ 1,183       $ 1,131
                                               =======        ======

Additions to property, plant and equipment:
  Glass manufacturing                          $ 1,237       $   701
                                               =======        ======
  Hotel operations                             $    38       $ 1,154
                                               =======        ======
  Children's paint manufacturing               $     1       $    41
                                               =======        ======
  Land development                             $    52       $ 1,105
                                               =======        ======

Depreciation and amortization:
  Glass manufacturing                          $   513       $   405
                                               =======        ======
  Hotel operations                             $   181       $   137
                                               =======       =======
  Children's paint manufacturing               $    39       $    41
                                               =======       =======
  Land development                             $    --       $    --
                                               =======       =======




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


ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)   Exhibits

          3. Articles  of  Incorporation  and  Bylaws
             a.  Restated  Certificate  of  Incorporation(3)
             b.  Restated  Bylaws(3)

          10. Material  Contracts
              a.  NBI,  Inc.  Employee  and  Director  Stock  Option  Plan(1)
              b.  Form of NBI, Inc. Director Non-Qualified Stock Option
                   Agreement(1)
              c.  Form of NBI, Inc. Chief Executive Officer Non-Qualified Stock
                   Option Agreement(1)
              d.  Krazy  Colors,  Inc.  Stock  Purchase  Agreement  (2)
              e.  Krazy  Colors,  Inc.  Shareholder  Agreement  (2)
              f.  Jay  H.  Lustig  Warrant  Certificate  (2)
              g.  Belle  Vernon  Motel  Corporation  Land  Lease  Agreement  (3)
              h.  Agreement  between L.E. Smith Glass Company and The American
                    Flint Glass  Workers'  Union  (3)
              i.  Amended  Payment  Agreement  with  the Internal Revenue
                   Service(4)
              j.  Consulting  Agreement  between  the Company and Morris D.
                    Weiss(5)
              k.  Revolving  Line  of  Credit  from  Chief  Executive
                    Officer(5)

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


                                           NBI,  Inc.




October  30,  1998                        By:    /s/  JAY  H.  LUSTIG
                                               Chairman  of  the  Board
                                           (Principal  Executive  Officer)