Form 10QSB
period 1998-09-30
NBI INC
filed 1998-11-17
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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

                                                 [X]  YES             [  ]  NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                              Outstanding  at  November  6,  1998
    ----------------------------           -----------------------------------
  Common  Stock,
  par  value  $.01  per  share                              8,088,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                     For Quarter Ended September 30, 1998





               PAGE
PART    I  -  FINANCIAL  INFORMATION



Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 10

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     11 - 13


PART  II - OTHER INFORMATION                                       14

                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)



                                                           September  30,     June  30,
                                                               1998               1998
                                                              ------             ------
                                                            (Unaudited)

                                      ASSETS



Current assets:
 Cash and cash equivalents                                      $   255   $   209
 Accounts receivable, less allowance for doubtful accounts
   of $76 and $69, respectively                                   1,986     1,375
 Inventories                                                      2,755     2,750
 Other current assets                                               210       156
                                                                --------  --------
 Total current assets                                             5,206     4,490

Property, plant and equipment, net                                7,420     7,436
Other assets                                                        307       279
                                                                --------  --------

                                                               $ 12,933   $ 12,205
                                                                ========   ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------

Current liabilities:
 Short-term borrowings and current portion
   of notes payable                                             $ 1,923   $ 1,846
 Current portion of IRS debt and other income taxes payable       3,534     3,527
 Accounts payable                                                 1,333     1,200
 Accrued liabilities                                                914       796
                                                                --------  --------
 Total current liabilities                                        7,704     7,369

Long-term liabilities:
 Income taxes payable                                             1,778     1,778
 Notes payable                                                    1,314     1,351
 Deferred income taxes                                              223       223
 Postemployment disability benefits                                 181       184
                                                                --------  --------
 Total liabilities                                               11,200    10,905
                                                                --------  --------

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,115,520 shares issued                                         101       101
 Capital in excess of par value                                   6,280     6,280
 Accumulated deficit                                             (3,780)   (4,213)
                                                                --------  --------
                                                                  2,601     2,168
 Less treasury stock, at cost (2,027,200 shares)                   (868)     (868)
                                                                --------  --------
 Total stockholders' equity                                       1,733     1,300
                                                                --------  --------

                                                               $ 12,933   $ 12,205
                                                                ========  ========




                              See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)




                                                          Three  Months  Ended
                                                              September  30,
                                                            1998       1997
                                                           ------      ----


Revenues:
 Sales                                                        $3,929   $3,085
 Service and rental                                              679      636
                                                              -------  -------
                                                               4,608    3,721
Costs and expenses:
 Cost of sales                                                 2,748    2,191
 Cost of service and rental                                      438      414
 Marketing, general and administrative                           864      840
                                                              -------  -------
                                                               4,050    3,445
                                                              ------  -------

Income from operations                                           558      276

Other income (expense):
 Net loss on investments                                          --      (39)
 Other income and expenses, net                                   13       (8)
 Interest expense                                                (73)    (182)
                                                              -------  -------
                                                                 (60)    (229)
                                                               ------  -------

Income before provision for income taxes                         498       47
Provision for income taxes                                       (65)     (28)
                                                              -------  -------

Net income                                                    $  433   $   19
                                                              =======  =======



Net income per common share - basic and diluted               $  .05   $   --
                                                              =======  =======


Weighted average number of common shares outstanding           8,088    8,044
                                                              =======  =======

















                            See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)





                                                          Three  Months  Ended
                                                              September  30,
                                                          1998            1997
                                                         ------          -----




Cash flows from operating activities:
Net income                                                 $   433        $ 19
 Adjustments to reconcile net income to net cash
 flow provided by (used in) operating activities:
   Depreciation and amortization                               193         176
   Provision for bad debts and returns                          21          34
   Provision for writedown of inventories                       40          17
   Loss (gain) on sales of property and equipment               (8)         50
   Net unrealized loss (gain) on trading securities             --         (53)
   Compensation expense related to stock option extensions      --          37
   Changes in assets -- decrease (increase):
       Accounts receivable                                    (632)       (477)
       Inventories                                             (45)         58
       Other current assets                                    (56)        (34)
       Other assets                                            (32)        (24)
   Changes in liabilities -- (decrease) increase:
       Obligations for short-sale transactions                  --         (58)
       Accounts payable and accrued liabilities                415         (30)
       Income tax related accounts                               7          (7)
                                                             ------      ------
                Net cash flow provided by (used in)
                   operating activities                        336        (292)
                                                             ------      ------

Cash flows from investing activities:
  Proceeds from sales of property and equipment                  9           1
  Purchases of property and equipment                         (338)       (112)
                                                             ------      ------
                Net cash flow used in investing activities    (329)       (111)
                                                             ------      ------

Cash flows from financing activities:
  Collections from notes receivable                              2           1
  Proceeds from issuance of stock, net of offering costs        --          (2)
  Proceeds from stock options exercised                         --          29
  Proceeds from borrowing                                       --          50
  Payments on notes payable                                    (66)        (77)
  Net borrowings on line of credit                             103         223
                                                             ------      ------
                 Net cash flow provided by financing
                   activities                                   39         224
                                                             ------      ------

Net increase (decrease) in cash and cash equivalents            46        (179)


Cash and cash equivalents at beginning of period               209         333
                                                             ------      ------

Cash and cash equivalents at end of period                   $ 255       $ 154
                                                             ======      ======









                            See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                         Three  Months  Ended
                                                            September  30,
                                                        1998              1997
                                                       ------            ------



Supplemental disclosures of cash flow information:


 Interest paid                                           $  71             $ 166
                                                         ======            ======

 Income taxes paid                                       $  27             $  26
                                                         ======            ======


 Noncash purchases of property, plant, and equipment
   included in accounts payable at end of period         $  82             $  30
                                                         ======            ======






































                                           See accompanying notes.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  1  -  Basis  of  Preparation
-----------------------------------

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


Note  2  -  Cash  and  Cash  Equivalents
-----------------------------------------

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


Note  3  -  Investments  in  Securities  and  Obligations  from  Short-Sale
----------------------------------------------------------------------------
Transactions
-------------

The Company held no investments and had no realized or unrealized gains or losses for the quarter ended September 30, 1998. During the three months ended September 30, 1997 all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. An unrealized gain of $53,000 and a realized loss of $92,000 were recorded in the quarter ended September 30, 1997.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At September 30, 1998, the Company had no investment positions.


Note  4  -  Inventories
------------------------

Inventories  are  comprised  of  the  following:


                                            September  30,
                                                 1998
                                                 ------
                                        (Amounts  in  thousands)




             Raw materials                    $   897
             Work in process                      382
             Finished goods                     1,455
             Food and beverage inventory           21
                                              -------
                                              $ 2,755
                                              =======




Note  5  -  Income  Taxes
--------------------------

IRS  Debt:
----------

On April 28, 1998, the Company and the Internal Revenue Service ("IRS") entered into an amended payment agreement, revising the payment terms related
to  NBI  Inc.'s  IRS  debt  of  $5,278,000.    This  agreement,  effective

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


as of April 9, 1998, revised the terms of the agreement in principal with the IRS effective October 1, 1995 and the original settlement agreement with the IRS dated June 12, 1991, with respect to NBI's federal tax liabilities for the fiscal years ended June 30, 1980 through 1988. Under the new agreement, $3,500,000 of the IRS debt is due on or before December 31, 1998, and the remaining balance of $1,778,000 is due on or before December 31, 1999. The IRS debt continues to be collateralized by a security interest in all of the capital stock of American Glass, Inc. and NBI Properties, Inc. Provided no event of default occurs prior to payment of the IRS debt in full, NBI will not be obligated to pay any past, current or future interest related to the debt.

In order to pay the restructured IRS debt, management intends to obtain additional equity financing through a public offering of preferred stock including warrants to purchase shares of the Company's common stock (see Note
6). There can be no assurance the Company will be able to sell the minimum offering amount, which is required in order to raise funds sufficient to pay the IRS installment due on December 31, 1998. The Company's ability to continue as a going-concern is dependent upon satisfaction of the IRS debt when due, including the installment due on December 31, 1999.

Income  tax  provision:
------------------------

For the three months ended September 30, 1998 and 1997, the Company recorded income tax provisions of $65,000 and $28,000, respectively. These provisions include state and other income taxes and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three months ended September 30, 1998 and 1997.


Note  6  -  Stockholders'  Equity
-----------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At September 30, 1998, 10,115,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,088,320 shares issued and outstanding at September 30, 1998.

At the Company's annual meeting held on October 14, 1998, the stockholders approved an amendment to the Company's Certificate of Incorporation authorizing issuance of up to 5,000,000 shares of preferred stock with a par value of $.01 per share. The Company has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock with cumulative dividends from the date of original issue, accruing semi-annually, commencing June 30, 1999, and each December 31 and June 30 thereafter, at the annual rate per share of either (a) $1.00 in cash, or (b) .11 additional shares of Series A Preferred Stock, at the option of the holder, until December 31, 2004. Subsequent to December 31, 2004, the annual dividend rate per share will increase to either
(a) $1.10 in cash or (b) .12 additional shares of Series A Preferred Stock, at the option of the holder. The Series A Cumulative Preferred Stock has a liquidation preference of $10 per share and is entitled to receive all accrued and unpaid dividends through the date of distribution. In addition, the Series A Cumulative Preferred Stock is redeemable at the option of the Company beginning January 1, 1999. The redemption price would be as follows for each calendar year: $11.00 per share if redeemed in 1999, $10.80 in 2000, $10.60 in 2001, $10.40 in 2002, $10.20 in 2003, and $10.00 in 2004 or thereafter.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The Company has registered and reserved 1,000,000 shares of the Series A Cumulative Preferred Stock through its Registration Statement on Form SB-2, effective November 9, 1998, in connection with its public offering of units consisting of one share of the Series A Cumulative Preferred Stock and two warrants to purchase the Company's common stock at $1.20 per share. In addition, 550,000 shares of the Series A Cumulative Preferred Stock and
2,000,000 shares of the Company's common stock have been registered and reserved for payments-in-kind of the preferred stock dividends and for the exercise of the common stock purchase warrants, respectively. The Company is in the process of filing the related amendments to its Certificate of Incorporation and Certificate of Designation with the Delaware Secretary of State.

In addition, the stockholders approved an amendment that allows the Company to effect a reverse stock split of either 1 for 2.5, 1 for 3, or 1 for 4 shares, at the discretion of the Board of Directors. Further, the Board of Directors has the discretion not to effect a reverse stock split.


Note  7  -  Net  Income  (Loss)  Per  Common  Share
----------------------------------------------------

During the Company's second quarter of fiscal 1998, NBI, Inc. adopted Statement of Financial Accounting Standards ("SFAS") No. 128 issued by the Financial Accounting Standards Board. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share.

The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for net income:



                                      For  the  quarters  ended
                                           September  30,
                                    1998                      1997
                                   ------                    ------
                                Basic    Diluted          Basic     Diluted
                               ------    -------          ------    --------
                                         (Amounts  in  thousands
                                          except  per  share  data)





Net income                      $  433     $  433          $  19     $  19
                                =======    =======         ======    ======

Weighted average number of
  common shares outstanding      8,088      8,088          8,044     8,044
                                =======                   =======

Assumed conversions of stock
   options                                    179                      143
                                           -------                  -------

                                            8,267                    8,187
                                           =======                  =======


Net income per common share      $  .05    $  .05         $   --    $   --
                                 =======   =======        =======   =======




For the three months ended September 30, 1998, stock options outstanding with an exercise price of $.38, $.59 and $.77 per share were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock during such period. Stock options outstanding with an exercise price of $.25 and $.38 per share were included in the computation of diluted earnings per share for the three months ended September 30, 1997. Stock options previously outstanding with an exercise price of $.25 per share were not outstanding during the quarter ended September 30, 1998.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The  options  and  warrants outstanding at September 30, 1998 were as follows:


                                                      Number
                               Exercise          Outstanding  at
                                Price          September  30,  1998
                              ---------        ---------------------


                       Stock options:
                                   $ .38             216,000
                                   $ .59             100,500
                                   $ .77             400,000
                                   $ .88             244,000

                       Warrants:
                                   $ .89           1,700,000
                                                   ---------
                                                   2,660,500
                                                   =========




Note  8  -  Comprehensive  Income
-----------------------------------

Effective July 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the three months ended September 30, 1998 and 1997, the Company had no items of comprehensive income other than net income; therefore, a separate statement of comprehensive income has not been presented for these periods.


Note  9  -  Seasonal  Variations  of  Operations
--------------------------------------------------

L.E. Smith Glass Company ("L.E. Smith") and the Belle Vernon Holiday Inn typically have their strongest revenue performance during the first fiscal quarter due to seasonal variations in these businesses. Generally, the second and fourth fiscal quarters' revenues from these operations are moderately lower than in the first quarter, while the third fiscal quarter's revenue is usually significantly lower than the other quarters. However, in fiscal 1998, L.E. Smith received several large orders from its significant customer during the historically slower quarters, which created a more consistent revenue stream for the year. The Company is unsure whether this trend will continue.

                                   NBI,  INC.
                   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        FIRST QUARTER, FISCAL YEAR 1999


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

RESULTS  OF  OPERATIONS

Revenues totaling $4.6 million for the first quarter of fiscal 1999 increased $887,000, or 23.8%, from $3.7 million for the three months ended September 30, 1997.

Sales revenue increased $844,000, or 27.4% for the first quarter of fiscal 1999, compared to the same period in fiscal 1998, due to significantly increased volume at L.E. Smith, including a significant amount of revenues from new customers, as well as a significant increase in orders from its largest customer. However, this increase was slightly offset by a significant decline in revenues from Krazy Colors, Inc. ("Krazy Colors"), as expected, because the Company has been in the process of restructuring Krazy Colors' operations, which includes the assumption of additional management responsibilities by parent company personnel, concentrating on direct sales and limiting other sales and marketing activities, and temporarily laying off production personnel until sales activity improves.

Service and rental revenue totaled $679,000 for the three months ended September 30, 1998, compared to $636,000 for the same quarter in fiscal 1998. The increased revenue was primarily related to a moderate increase in occupancy rates and a small increase in average daily room rates from the Belle Vernon Holiday Inn. In addition, for the first quarter of fiscal 1999 as compared to the same period in fiscal 1998, the Company experienced a significant increase in restaurant business, primarily due to increased occupancy; however, this was partially offset by a significant decrease in bar business, due to increased local competition.

Total revenues are expected to increase significantly for the three months ended December 31, 1998, compared to the same period in the prior fiscal year, primarily due to a significant increase in projected revenues from L.E. Smith resulting from sustained growth from new and existing customers. However, this increase is expected to be slightly offset by a significant decrease in expected revenues from Krazy Colors, as the Company continues its restructuring efforts. Total revenues for the second quarter of fiscal 1999 are expected to decrease moderately compared to the first quarter of fiscal 1999, primarily due to a significant decrease in projected revenues from the Belle Vernon Holiday Inn resulting from seasonal variations.

Cost of sales, service and rental as a percentage of total revenue was 69.1% for the quarter ended September 30, 1998, compared to 70.0% for the same period in fiscal 1998.

Cost of sales as a percentage of sales revenue was 69.9% for the quarter ended September 30, 1998 compared to 71.0% for the first quarter of fiscal 1998. The resulting improvement in gross margin was primarily due to increased volume and production efficiency at L.E. Smith, causing favorable absorption of fixed costs. However, this improvement was partially offset by a significant decline in gross margin from Krazy Colors, due to the decreased revenue volume.

Cost of service and rental as a percentage of service and rental revenue was 64.5% for the quarter ended September 30, 1998 compared to 65.1% for the first quarter of fiscal 1998. The related small improvement in gross margin was primarily due to the increased revenue volume available to cover fixed costs.

                                 NBI,  INC.
                     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 1999 - CONTINUED


Cost of sales, service and rental as a percentage of total revenue for the second quarter of fiscal 1999 is expected to be moderately lower, compared to the second quarter of fiscal 1998, due to greater absorption of fixed costs at L.E. Smith resulting from the projected increase in revenues. Cost of sales, service and rental as a percentage of total revenue for the second quarter of fiscal 1999 is expected to be slightly higher compared to the first quarter of fiscal 1999 due to seasonally lower revenue volume at the Belle Vernon Holiday Inn available to cover fixed costs.

Marketing, general and administrative expenses totaled $864,000 and $840,000 for the three months ended September 30, 1998 and 1997, respectively. The increase was primarily related to increased sales and marketing activities, partially offset by the absence of non-cash compensation expense from extensions of certain executive stock options included in the same period of the prior fiscal year.

Marketing, general and administrative expenses are expected to remain fairly constant for the three months ended December 31, 1998, compared to the same period in the prior fiscal year. During the second quarter of fiscal 1999, there is expected to be an increase in expenses resulting from greater sales and marketing activities, and the absence of a credit related to a reduction of a reserve for incurred but not reported health claims under a previously self-funded health plan as included in the second quarter of fiscal 1998. However, this expected increase will be mostly offset by the absence of executive severance also included in the second quarter of fiscal 1998. Marketing, general and administrative expenses are expected to increase moderately in the second quarter of fiscal 1999 compared to the first quarter of fiscal 1999, primarily due to higher expected sales and marketing activity.

The Company recorded no gain or loss on investments during the first quarter of fiscal 1999, compared to a net loss of $39,000 for the three months ended September 30, 1997. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At September 30, 1998, the Company had no investment positions.

Interest expense for the three months ended September 30, 1998 totaled $73,000 compared to $182,000 for the same period of the prior fiscal year. This decline was primarily due to the absence of interest on the Company's IRS debt during the first quarter of fiscal 1999, resulting from the restructured agreement with the IRS.

The Company recorded provisions for income taxes of $65,000 and $28,000 for the first quarter of fiscal 1999 and 1998, respectively, primarily due to the inclusion of Pennsylvania state income tax provisions. The state income tax provisions are related to the Company's Pennsylvania operations and are based upon book income, because NBI does not have any net operating loss carryforwards available in Pennsylvania. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no non-cash components included in the income tax provisions for the three months ended September 30, 1998 or 1997.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets increased $728,000 to $12.9 million at September 30, 1998 from $12.2 million at June 30, 1998. The increase was primarily due to a significant increase in trade accounts receivable resulting from the increased revenues recognized during the first quarter of fiscal 1999. The Company had negative working capital of $2.5 million at September 30, 1998, compared to negative working capital of $2.9 million at June 30, 1998. The

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 1999 - CONTINUED


favorable decline in the working capital deficit resulted primarily from the increase in trade accounts receivable partially offset by an increase in current liabilities due to the increased volume.

The entire outstanding principal balance on the IRS debt of $5,278,000 was previously due in full on October 1, 1997. Effective as of April 9, 1998, the Company and the IRS entered into an amended payment agreement revising the payment terms related to NBI, Inc.'s IRS debt. Under the new agreement, $3.5 million of the IRS debt is due on or before December 31, 1998 and the remaining approximately $1.8 million is due on or before December 31, 1999. Provided no event of default occurs prior to payment of the debt in full, NBI will not be obligated to pay any past, current or future interest related to the debt. In order to pay the IRS debt, management intends to obtain additional equity financing through a public offering of preferred stock including warrants to purchase shares of the Company's common stock. During the first quarter of fiscal 1999, the Company filed a Form SB-2 with the Securities and Exchange Commission to register the related stock; the registration statement was declared effective as of November 9, 1998. There can be no assurance that the Company will be able to sell the minimum offering amount, which is required in order to raise sufficient funds to pay off the IRS installment due on December 31, 1998. The Company's ability to continue as a going-concern is dependent upon satisfaction of the IRS debt when due, including the installment due on December 31, 1999.

The Company is currently pursuing various financing options for its real estate development activities. The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at September 30, 1998, internally generated funds and, for L.E. Smith Glass Company's requirements, short-term borrowings under an existing line of credit.

YEAR  2000  COMPLIANCE

The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 issue will pose no significant operational problems. Substantially all of the machinery and equipment used by the Company's glass manufacturing and children's paint manufacturing operations are manually controlled and operated. In addition, the hotel operation is not significantly reliant on computer technology, with the exception of its reservation system, which is maintained and upgraded under a contract with Holiday Inns Franchising, Inc. The Company expects the reservation system to be year 2000 compliant early in fiscal 1999. The primary effect of the year 2000 issue is on the Company's accounting systems.

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

L.E. Smith currently has one customer of such significance that if such customer were to experience year 2000 problems that resulted in the cancellation or deferral of orders, it could materially adversely affect the results of operations of the Company. The Company has discussed the year 2000 issue with this and other material customers and vendors and currently does not anticipate any significant problems. In addition, the Company will continue to review the status of the year 2000 issues with these and other customers and vendors.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  4.  Results  of  Votes  of  Security  Holders
-----------------------------------------------------------
The Company's annual meeting was held on October 14, 1998. At this meeting, Jay H. Lustig and Martin J. Noonan were elected to serve as directors. In addition, three other proposals authorizing amendments to the Company's Articles of Incorporation were voted on. The results of the voting were as follows:




                                                 Votes
                           Affirmative          Withheld                     Broker
                                Votes          or  Against     Abstentions     Non-votes
                           -----------         -----------     -----------   -----------



 1. PROPOSAL I:
 Election of Directors

     Jay H. Lustig           6,907,777            66,448              --            --

     Martin J. Noonan        6,908,886            65,339              --            --


 2.PROPOSAL II:
 Authorization of issuance of
  up to  five million shares
  of preferred stock.        5,149,188            99,947          17,958      1,707,132


 3.  PROPOSAL III:
 Authorization of a reverse
  stock split of either 1 for
  2.5, 1 for 3, or 1 for 4
  shares, at the discretion
  of the Board of Directors.   6,843,557          94,278          36,390            --


 4.  PROPOSAL IV:
 Authorization of elimination
  of Article Eleventh of the
  Certificate of Incorporation
  regarding certain restrictions
  on transfers of stock.       5,099,358         114,379          53,356     1,707,132




Item  6. Exhibits  and  Reports  on  Form  8-K
-----------------------------------------------

    (a)    Exhibits

           27.    Financial  Data  Schedule

    (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998 or subsequently.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         NBI,  INC.




 November  16,  1998                          By:  /s/ Marjorie A.Cogan
----------------------                        --------------------------
     (Date)                                       Marjorie  A.  Cogan
                                            As  a  duly  authorized  officer
                                         Chief  Financial  Officer,  Secretary