Form 10QSB
period 1998-12-31
NBI INC
filed 1999-02-12
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1998

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

                                                 [X]  YES             [  ]  NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Class                                Outstanding  at  January  29,  1999
     -----                               -----------------------------------

 Common  Stock,  par  value  $.01  per  share                   8,088,320
 Preferred  Stock,  par  value  $.01  per  share                  500,000

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                      For Quarter Ended December 31, 1998





                                                                PAGE
                                                                ----
PART    I  -  FINANCIAL  INFORMATION



Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 11

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     12 - 15


PART  II - OTHER INFORMATION                                       16

                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)



                                                           December  31,      June  30,
                                                               1998              1998
                                                             ----------        ----------
                                                            (Unaudited)



                                ASSETS
                              -----------
Current assets:
 Cash and cash equivalents                                       $ 1,780   $   209
 Accounts receivable, less allowance for doubtful
    accounts of $93 and $69, respectively                          1,810     1,375
 Inventories                                                       2,537     2,750
 Other current assets                                                207       156
                                                                 --------  --------
      Total current assets                                         6,334     4,490

Property, plant and equipment, net                                 7,667     7,436
Other assets                                                         170       279
Net long-term assets of discontinued operations                       25        --
                                                                 --------  --------

                                                                 $14,196    $12,205
                                                                 ========  ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                ---------------------------------------

Current liabilities:
 Short-term borrowings and current portion
   of notes payable                                              $ 1,691   $ 1,846
 Current portion of IRS debt and other income taxes payable        1,860     3,527
 Accounts payable                                                  1,321     1,200
 Accrued liabilities                                                 786       796
 Net current liabilities of discontinued operations                   30        --
                                                                 --------  --------
      Total current liabilities                                    5,688     7,369
Long-term liabilities:
 Income taxes payable                                                 --     1,778
 Notes payable                                                     1,276     1,351
 Deferred income taxes                                               223       223
 Postemployment disability benefits                                  177       184
                                                                 --------  --------
 Total liabilities                                                 7,364    10,905
                                                                 --------  --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares
   authorized; 500,000 shares of Series A Cumulative Preferred
   Stock issued at December 31, 1998                                   5        --
 Capital in excess of par value - preferred stock                  4,843        --
 Common stock - $.01 par value; 20,000,000 shares
   authorized; 10,115,520 shares issued                              101       101
 Capital in excess of par value - common stock                     6,280     6,280
 Accumulated deficit                                              (3,529)   (4,213)
                                                                 --------  --------
                                                                   7,700     2,168
 Less treasury stock at cost (2,027,200 shares)                     (868)     (868)
                                                                 --------  --------
      Total stockholders' equity                                   6,832     1,300
                                                                 --------  --------

                                                                  $14,196   $12,205
                                                                 =========  ========


                               See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)




                                                         Three  Months  Ended   Six  Months  Ended
                                                            December  31,         December  31,
                                                            1998      1997     1998      1997
                                                            ----      ----     ----      ----



Revenues:
 Sales                                                     $4,331   $3,081   $8,229   $6,084
 Service and rental                                           573      519    1,252    1,155
                                                           -------  -------  -------  -------
                                                            4,904    3,600    9,481    7,239
Costs and expenses:
 Cost of sales                                              2,942    2,326    5,624    4,444
 Cost of service and rental                                   441      402      879      816
 Marketing, general and administrative                        873      802    1,707    1,573
                                                           -------  -------  -------  -------
                                                            4,256    3,530    8,210    6,833
                                                           ------   -------  -------  -------

Income from operations                                        648       70    1,271      406

Other income (expense):
 Net loss on investments                                       --       --       --      (39)
 Other income and expenses, net                                21       15       53       24
 Interest expense                                             (67)    (183)    (140)    (365)
                                                           -------  -------  -------  -------
                                                              (46)    (168)     (87)    (380)
                                                            ------  -------  -------  -------
Income (loss) from continuing operations before
   income tax benefit (provision)                             602      (98)   1,184       26
Income tax benefit (provision)                               (168)       5     (262)     (49)
                                                           -------  -------  -------  -------

Income (loss) from continuing operations                      434      (93)     922      (23)
Loss from discontinued operations,
 net of income tax benefits of $94, $0, $123 and
   $26, respectively                                         (183)     (84)    (238)    (135)
                                                           -------  -------  -------  -------

Net income (loss)                                          $  251   $ (177)  $  684   $ (158)
                                                           =======  =======  =======  =======


Income (loss) per common share - basic:
 Income (loss) before discontinued operations              $  .05   $ (.01)  $  .11   $   --
 Loss from discontinued operations                           (.02)    (.01)    (.03)    (.02)
                                                           -------  -------  -------  -------
 Net income (loss)                                         $  .03   $ (.02)  $  .08   $ (.02)
                                                           =======  =======  =======  =======

Income (loss) per common share - diluted:
 Income (loss) before discontinued operations              $  .05   $ (.01)  $  .11   $   --
 Loss from discontinued operations                           (.02)    (.01)    (.03)    (.02)
                                                           -------  -------  -------  -------
 Net income (loss)                                         $  .03   $ (.02)  $  .08   $ (.02)
                                                           =======  =======  =======  =======


Weighted average number of common
   shares outstanding                                       8,088    8,088    8,088    8,066
                                                           =======  =======  =======  =======







                                    See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                                           Six  Months  Ended
                                                                              December  31,
                                                                               1998      1997
                                                                               ----      ----



Cash flows from operating activities:
Net income (loss)                                                              $   684   $(158)
Adjustments to reconcile net income (loss) to net cash
  flow provided by (used in) operating activities:
 Depreciation and amortization                                                     386     358
 Provision for bad debts and returns                                                42      47
 Provision for writedown of inventory                                              110      15
 Provision for impairment of property and equipment and other
   long-term assets                                                                 53      --
 Loss (gain) on sales of property and equipment                                     (8)     51
 Net unrealized gain on trading securities                                          --     (53)
 Compensation expense related to stock option extensions                            --      37
 Other                                                                              12       1
 Changes in assets -- decrease (increase):
   Accounts receivable                                                            (486)    (54)
   Inventory                                                                        69      58
   Other current assets                                                            (70)    (50)
   Other assets                                                                     70     (82)
 Changes in liabilities -- (decrease) increase:
   Obligations for short-sale transactions                                          --     (58)
   Accounts payable and accrued liabilities                                        214     122
   Income tax related accounts                                                  (3,445)    (29)
                                                                               --------  ------
 Net cash flow provided by (used in) by operating activities                    (2,369)    205
                                                                               --------  ------

Cash flows from investing activities:
 Proceeds from sales of property and equipment                                       9       2
 Purchases of property and equipment                                              (666)   (395)
                                                                               --------  ------
 Net cash flow used in investing activities                                       (657)   (393)
                                                                               --------  ------

Cash flows from financing activities:
 Collections on note receivable                                                      4       3
 Proceeds from issuance of preferred stock, net of offering costs                4,848      --
 Proceeds from borrowings                                                           --     100
 Proceeds from stock option exercises                                               --      29
 Payments on notes payable                                                        (131)   (141)
 Net payments on line of credit                                                   (102)    (12)
                                                                               --------  ------
 Net cash flow provided by (used in) financing activities                        4,619     (21)
                                                                               --------  ------

Net increase (decrease) in cash and cash equivalents                             1,593    (209)

Increase in cash and cash equivalents included in net current liabilities of
  discontinued operations at December 31, 1998                                     (22)     --

Cash and cash equivalents at beginning of period                                   209     333
                                                                               --------  ------

Cash and cash equivalents at end of period                                     $ 1,780   $ 124
                                                                               ========  ======



                                     See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                                          Six  Months  Ended
                                                            December  31,
                                                          1998         1997
                                                          ----         ----



Supplemental disclosures of cash flow information:


 Interest paid                                            $   137       $ 228
                                                            ======      =====

 Income taxes paid                                         $ 3,551       $ 60
                                                            ======       =====

Noncash purchases of property, plant and equipment
  included in accounts payable at end of period            $  237        $ 90
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


Note  2  -  Discontinued  Operations
------------------------------------

On February 1, 1999, the Company established a plan to dispose of its Krazy Colors, Inc. operation. Therefore, it has separately reported the losses from this segment as discontinued operations for the three and six months ended December 31, 1998 and 1997. The Company has estimated the net realizable value of the disposal of the discontinued operation, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the disposal date, and has recorded losses from discontinued operations as follows:


                                         Three  Months  Ended       Six  Months  Ended
                                            December  31,             December  31,
                                          1998    1997               1998    1997
                                          ----    ----               ----    ----
                                                  (Amounts  in  thousands)




 Revenues                                  $  64    $ 100              $ 95   $ 182
                                             ======  =====             ======  ======


 Loss from operations before income taxes   $ (79)   (84)              (163)   (161)
 Income tax benefit                            27     --                 56      26
                                            ------  -----             ------  ------
 Loss from operations                         (52)   (84)              (107)   (135)
 Estimated loss on disposal (including
   provision for operating losses
   through disposition date)                 (198)    --               (198)     --
 Income tax benefit                            67     --                 67      --
                                             ------  -----            ------  ------

 Loss from discontinued operations          $(183)  $(84)             $(238)  $(135)
                                            ======  =====             ======  ======



Note  3  -  Cash  and  Cash  Equivalents
----------------------------------------

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of six months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


Note  4  -  Investments  in  Securities  and  Obligations  from  Short-Sale
---------------------------------------------------------------------------
Transactions
------------

The Company held no investments and had no realized or unrealized gains or losses for the quarter or six months ended December 31, 1998. The Company also held no investments for the quarter ended December 31, 1997. During the six months ended December 31, 1997, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. An unrealized gain of $53,000 and a realized loss of $92,000 were recorded for the six months ended December 31, 1997.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


As part of its investment policy, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At December 31, 1998, the Company had no investment positions.


Note  5  -  Inventories
-----------------------

Inventories  are  comprised  of  the  following:


                            December  31,
                                1998
                                ----
                    (Amounts  in  thousands)



 Raw materials                $  829
 Work in process                 451
 Finished goods                1,238
 Food and beverage inventory      19
                              ------

                              $2,537
                              =======




Note  6  -  Income  Taxes
-------------------------

IRS  Debt:
----------

On April 28, 1998, the Company and the Internal Revenue Service ("IRS") entered into an amended payment agreement, revising the payment terms related to NBI Inc.'s IRS debt of $5,278,000. This agreement, effective as of April
9, 1998, revised the terms of the agreement in principal with the IRS effective October 1, 1995 and the original settlement agreement with the IRS dated June 12, 1991, with respect to NBI's federal tax liabilities for the fiscal years ended June 30, 1980 through 1988. Under the new agreement, $3,500,000 of the IRS debt was due on or before December 31, 1998, and the remaining balance of $1,778,000 is due on or before December 31, 1999. The IRS debt continues to be collateralized by a security interest in all of the capital stock of American Glass, Inc. and NBI Properties, Inc. Provided no event of default occurs prior to payment of the IRS debt in full, NBI will not be obligated to pay any past, current or future interest related to the debt. On December 31, 1998, the Company paid the IRS the $3.5 million installment due on that date from the proceeds of its preferred stock offering (see Note
7).

Income  tax  provision:
-----------------------

For the six months ended December 31, 1998 and 1997, the Company recorded provisions for income taxes from continuing operations of $262,000 and $49,000, respectively. These provisions include state and other income taxes and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the six months ended December 31, 1998 and 1997.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  7  -  Stockholders'  Equity
---------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At December 31, 1998, 10,115,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,088,320 shares issued and outstanding at December 31, 1998.

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

The Company has registered and reserved 1,000,000 shares of the Series A Cumulative Preferred Stock through its Registration Statement on Form SB-2, effective November 9, 1998, in connection with its public offering of units consisting of one share of the Series A Cumulative Preferred Stock and two warrants to purchase the Company's common stock at $1.20 per share. In addition, 550,000 shares of the Series A Cumulative Preferred Stock and
2,000,000 shares of the Company's common stock have been registered and reserved for payment-in-kind of the preferred stock dividends and for the exercise of the common stock purchase warrants, respectively.

As of December 31, 1998, the Company had sold 500,000 units and thus issued 500,000 shares of Series A Cumulative Preferred Stock and 1,000,000 common stock purchase warrants in connection with this offering. The Company filed the related amendments to its Certificate of Incorporation and Certificate of Designation with the Delaware Secretary of State during the quarter ended December 31, 1998.

The stockholders also approved an amendment that allows the Company to effect a reverse stock split of either 1 for 2.5, 1 for 3, or 1 for 4 shares, at the discretion of the Board of Directors. Further, the Board of Directors has the discretion not to effect a reverse stock split, and to-date, has not taken any action.


Note  8  -  Net  Income  (Loss)  Per  Common  Share
---------------------------------------------------

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

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for net income:



                                               For  the  three  months  ended
                                                      December  31,
                                                  1998               1997
                                                  ----               ----
                                           Basic      Diluted     Basic     Diluted
                                           -----      -------     -----     -------
                                                    (Amounts  in  thousands
                                                     except  per  share  data)




Income (loss) before discontinued operations  $  434  $  434  $  (93)  $  (93)
                                              ======  ======  =======  =======

Weighted average number of common
  shares outstanding                           8,088   8,088   8,088    8,088
                                              ======          =======

Assumed conversions of stock options                     295               --
                                                      ------           -------

                                                       8,383            8,088
                                                      ======           =======

Income (loss) per common share
  before discontinued operations              $  .05  $  .05  $ (.01)  $ (.01)
                                              ======  ======  =======  =======




                                                  For  the  six  months  ended
                                                            December  31,
                                                    1998            1997
                                                    ----            ----
                                             Basic    Diluted    Basic   Diluted
                                             -----    -------    -----   -------
                                                       (Amounts  in  thousands
                                                         except  per  share  data)



Income (loss) before discontinued operations  $  922  $  922  $  (23)  $  (23)
                                              ======  ======  =======  =======

Weighted average number of common
  shares outstanding                           8,088   8,088   8,066    8,066
                                              ======          =======

Assumed conversions of stock options                     274               --
                                                      ------           -------

                                                       8,362            8,066
                                                      ======           =======

Income (loss) per common share
  before discontinued operations              $  .11  $  .11  $   --   $   --
                                              ======  ======  =======  =======




For the three and six months ended December 31, 1998, all stock options and warrants outstanding, except for the warrants with an exercise price of $1.20, were included in the computation of diluted earnings per share because their exercise prices were less than the average market price of the common stock
during  such  period.    Because  the  Company  incurred  net  losses  before
discontinued operations for the three and six months ended December 31, 1997, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The  options  and  warrants  outstanding at December 31, 1998 were as follows:



                                       Number
                   Exercise          Outstanding  at
                     Price          December  31,  1998
                     -----          -------------------




               Stock options:
                    $ .38               216,000
                    $ .59               100,500
                    $ .77               400,000
                    $ .88               244,000

             Warrants:
                    $  .89             1,700,000
                    $ 1.20             1,000,000
                                       ---------

                                       3,660,500
                                       =========



Note  9  -  Comprehensive  Income
---------------------------------

Effective July 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the six months ended December 31, 1998 and 1997, the Company had no items of comprehensive income other than net income; therefore, a separate statement of comprehensive income has not been presented for these periods.


Note  10  -  Seasonal  Variations  of  Operations
-------------------------------------------------

L.E. Smith Glass Company ("L.E. Smith") and the Belle Vernon Holiday Inn typically have their strongest revenue performance during the first fiscal quarter due to seasonal variations in these businesses. Generally, the second and fourth fiscal quarters' revenues from these operations are moderately lower than in the first quarter, while the third fiscal quarter's revenue is usually significantly lower than the other quarters. However, in fiscal 1998, L.E. Smith received several large orders from its significant customer during the historically slower quarters, which created a more consistent revenue stream for the year. In addition, during the second quarter of fiscal 1999, L.E. Smith experienced a significant increase in revenues compared to the first quarter of fiscal 1999, primarily due to a significant increase in revenues from its significant customer. The Company is unsure whether these trends will continue.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       SECOND QUARTER, FISCAL YEAR 1999


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


RESULTS  OF  OPERATIONS

Revenues from continuing operations for the second quarter of fiscal year 1999 increased $1.3 million, or 36.2%, to $4.9 million, from $3.6 million in the second quarter of the prior fiscal year. Year-to-date, revenues totaled $9.5 million for the six months ended December 31, 1998, an increase of $2.2 million, or 31.0%, compared to the same period of fiscal 1998.

The revenue improvement was primarily attributable to increased sales revenue from the L.E. Smith Glass Company ("L.E. Smith"). Sales revenue from L.E. Smith increased $1,250,000, or 40.6%, to $4,331,000 for the second quarter of fiscal 1999, and increased $2,145,000, or 35.3%, to $8,229,000 for the six months  ended  December  31,  1998,  as  compared  to  the same periods in the previous fiscal year. The increased volume at L.E. Smith included a significant amount of revenues from new customers, as well as a significant increase in orders from its largest customer. In addition, during the second quarter of fiscal 1999, L.E. Smith experienced a significant increase in revenue growth from its existing customers as compared to the second quarter of fiscal 1998.

Service and rental revenue from continuing operations increased moderately from $519,000 and $1,155,000 for the three and six months ended December 31, 1997, respectively, to $573,000 and $1,252,000 for the same periods in fiscal year 1999. The increased revenue was primarily related to a moderate increase in both occupancy rates and average daily room rates of the Belle Vernon Holiday Inn.

Total revenues from continuing operations are expected to increase moderately for the three months ended March 31, 1999, as compared to the same period in the prior fiscal year, resulting primarily from sustained growth from new and existing customers at L.E. Smith. However, revenues for the third quarter of fiscal 1999 are expected to decrease significantly compared to the second quarter of fiscal 1999, as seasonal variations historically cause the third fiscal quarter to be the lowest revenue quarter for both L.E. Smith and the Belle Vernon Holiday Inn.

Cost of sales, service and rental was $3.4 million, or 69.0% of total revenue, and $6.5 million, or 68.6% of total revenue, for the three and six months ended December 31, 1998, respectively. Comparable figures for the same periods in fiscal 1998 were $2.7 million and $5.3 million, or 75.8% and 72.7% of total revenues, respectively.

Cost of sales as a percentage of sales revenue for the three and six months ended December 31, 1998 was 67.9% and 68.3%, respectively, compared to 75.5% and 73.0% for the same periods in fiscal 1998. The resulting improvement in gross margin was primarily due to increased volume and production efficiency at L.E. Smith, causing favorable absorption of fixed costs, partially offset by general cost increases including increased labor costs associated with a new labor contract.

Cost of service and rental as a percentage of service and rental revenue was 77.0% and 70.2% for the three and six months ended December 31, 1998, respectively, compared to 77.5% and 70.6% for the same periods in the prior fiscal year. The slight improvement in the related gross margin was primarily due to the increased revenue volume available to cover fixed costs, partially offset by general cost increases.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 1999 - CONTINUED


Cost of sales, service and rental as a percentage of total revenue for the third quarter of fiscal 1999 is expected to be slightly higher, compared to the third quarter of fiscal 1998, due to lower margins from general cost increases at both L.E. Smith and the Belle Vernon Holiday Inn, partially offset by greater absorption of fixed costs at L.E. Smith resulting from the projected increase in revenues. Cost of sales, service and rental as a percentage of total revenue for the third quarter of fiscal 1999 is expected to be moderately higher compared to the second quarter of fiscal 1999 due to seasonally lower revenue volume at both L.E. Smith and the Belle Vernon Holiday Inn available to cover fixed costs.

Marketing, general and administrative expenses totaled $873,000 and $802,000 for the three months ended December 31, 1998 and 1997, respectively. Year-to-date, marketing, general and administrative expenses totaled $1,707,000 for the six months ended December 31, 1998, an increase of $134,000 compared to expenses of $1,573,000 for the same period of fiscal 1998. The increase in expenses was primarily related to increased expenses associated with higher revenues at both L.E. Smith and the Belle Vernon Holiday Inn, including increased sales commissions, product development expenses, franchise and royalty fees and other sales and marketing expenses. Also during fiscal 1999, the Company had a decline in credits related to a reduction of a reserve for incurred but not reported claims, because the Company previously converted to a fully-insured health plan for its corporate and Krazy Colors employees. In addition, the second quarter of fiscal 1999 included an accrual for a CEO bonus, based upon the provisions of the CEO's employment agreement, whereas no CEO bonus expense was incurred during fiscal 1998. These increases were partially offset by the absence of executive severance accrued during the second quarter of fiscal 1998. In addition, the year-to-date increase was partially offset by the absence of a non-cash compensation expense for extensions of certain executive stock options included during the first quarter of fiscal 1998.

Marketing, general and administrative expenses are expected to increase moderately for the three months ended March 31, 1999, as compared to the same period in the prior fiscal year, primarily due to increased sales and marketing activities. Marketing, general and administrative expenses are expected to decrease moderately in the third quarter of fiscal 1999 compared to the second quarter of fiscal 1999, primarily due to lower sales and marketing expenses resulting from the expected decline in revenues.

The Company recorded no gain or loss on investments during the six months ended December 31, 1998, compared to a net loss on investments of $39,000 for the six months ended December 31, 1997. The Company recorded no gain or loss on investments for the quarters ended December 31, 1998 or 1997. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At December 31, 1998, the Company had no investment positions.

Interest expense totaled $67,000 and $140,000 for the three and six months ended December 31, 1998, respectively, compared to $183,000 and $365,000 for the same periods in the prior fiscal year. The decline was primarily related to the absence of interest on the Company's IRS debt during fiscal 1999, resulting from the restructured agreement with the IRS in April, 1998.

The Company recorded income tax provisions from continuing operations of $168,000 and $262,000 for the three and six months ended December 31, 1998, respectively, compared to an income tax benefit of $5,000 for the second quarter of fiscal 1998 and an income tax provision of $49,000 for the six months ended December 31, 1997. Included in these amounts are state provisions of $74,000 and $139,000 for the three and six months ended December 31, 1998, respectively, compared to $12,000 and $57,000 for the same periods in fiscal 1998. The state income tax provisions are primarily related to the Company's Pennsylvania operations and are based upon

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 1999 - CONTINUED


book income, as NBI does not have any net operating loss carryforwards available in Pennsylvania. The Company does have significant federal net operating loss carryforwards, as well as significant net operating loss carryforwards in several states, and, therefore, has no federal or other state income taxes payable. In accordance with fresh start accounting, the income tax benefit and provisions recorded do include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no non-cash components included in the income tax provisions for the three and six months ended December 31, 1998 or 1997.


DISCONTINUED  OPERATIONS

On February 1, 1999, the Company established a plan to dispose of its Krazy Colors, Inc. operation. Therefore, it has separately reported the operating losses from this segment as discontinued operations for the three and six months ended December 31, 1998 and 1997. The Company has also recorded an estimated loss on disposal at December 31, 1998 based upon the estimated net realizable value of the discontinued operation, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the disposal date. Losses from discontinued operations totaled $183,000 and $238,000, for the three and six months ended December 31, 1998, respectively, net of income tax benefits of $94,000 and $123,000, respectively. This compares to losses of $84,000 and $135,000 for the three and six months ended December 31, 1997, respectively, net of income tax benefits of $0 and $26,000, respectively. The increase in the loss from discontinued operations for the three and six months ended December 31, 1998, as compared to the same periods of the prior fiscal year, consisted primarily of the estimated loss on disposal, including the estimated loss from operations through its disposition.

At December 31, 1998, the net long-term assets of the discontinued operation consisted primarily of equipment and the net current liabilities of the discontinued operations consisted primarily of accounts payable and accrued liabilities net of cash and inventory.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

Total assets increased $2.0 million during the first six months of fiscal 1999, from $12.2 million at June 30, 1998, to $14.2 million at December 31, 1998. The Company had working capital of $646,000 at December 31, 1998, compared to negative working capital of $2.9 million at June 30, 1998. The improvement in working capital was primarily related to a public offering of preferred stock with an initial closing on December 31, 1998 which raised $5.0 million, before associated expenses, of which $3.5 million was used to pay an installment on the IRS debt which was due on or before that date (see Notes 6 and 7). This improvement in working capital was partially offset by the reclassification of the remaining IRS debt of $1.8 million to current liabilities at December 31, 1998.

The Company has a final installment of $1.8 million on the IRS debt which is due on or before December 31, 1999. The Company expects to pay this installment from a combination of cash on hand and internally generated funds, including cash available from L.E. Smith through dividend payments to the parent company. In addition, the Company may raise additional funds by selling additional preferred stock through its outstanding preferred stock offering.

The Company expects to pay the cash dividends on its recently issued preferred stock through internally generated funds, including cash available from L.E.Smith through dividend payments to the parent company.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 1999 - CONTINUED


The Company is currently pursuing various financing options for its real estate development activities of its NBI Development Corporation subsidiary. The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at December 31, 1998, internally generated funds and, for L.E. Smith Glass Company's requirements, short-term borrowings under an existing line of credit.


YEAR  2000  COMPLIANCE

The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 issue will pose no significant operational problems. Substantially all of the machinery and equipment used by the Company's glass manufacturing operation is manually
controlled  and  operated.    In  addition,  the  hotel  operation  is  not
significantly reliant on computer technology, with the exception of its reservation system, which is maintained and upgraded under a contract with Holiday Inns Franchising, Inc. Holiday Inns Franchising, Inc. has recently completed the upgrades necessary to make the reservation system Year 2000 compliant. The primary effect of the year 2000 issue is on the Company's accounting systems.

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

                                   NBI, INC.
                          PART II - OTHER INFORMATION



 Item  6.          Exhibits  and  Reports  on  Form  8-K
 --------          -------------------------------------


     (a)  Exhibits

          3.    Certificate of Amendment to Certificate of Incorporation(2)

          4.    Form of Certificate of Designation of Series A Preferred
                Stock(1)

          10. Agreement between L.E. Smith Glass Company and The American Flint Glassworkers' Union(2)

          27.  Financial  Data  Schedule(2)


   (b) No reports on Form 8-K were filed during the quarter ended December 31, 1998 or subsequently.




 (1)   Incorporated by reference to Registration Statement No. 333-63053.
 (2)   Filed  herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        NBI,  INC.




     February    12,  1999         By:      /s/ Marjorie A. Cogan
     ---------------------              --------------------------------------
           (Date)                             Marjorie  A.  Cogan
                                          As  a  duly  authorized  officer
                                           Chief  Financial  Officer,  Secretary