Form 10QSB
period 1999-03-31
NBI INC
filed 1999-05-18
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

                                                 [X]  YES             [  ]  NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Class                              Outstanding  at  May  14,  1999
     -----                              -------------------------------

     Common  Stock,  par  value  $.01  per  share           8,088,320
     Preferred  Stock,  par  value  $.01  per  share          500,000

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                       For Quarter Ended March 31, 1999






                                                                PAGE
                                                                ----
PART    I  -  FINANCIAL  INFORMATION



Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 12

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     13 - 16


PART  II - OTHER INFORMATION                                       17

                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)



                                                           March  31,    June  30,
                                                              1999         1998
                                                           ----------   ----------
                                                           (Unaudited)
                                       ASSETS
                                       ------



Current assets:
Cash and cash equivalents                                       $ 1,884   $   209
Accounts receivable, less allowance for doubtful
   accounts of $239 and $69, respectively                         1,539     1,375
Inventories                                                       2,874     2,750
Other current assets                                                249       156
Net current assets of discontinued operations                        28        --
                                                                --------  --------
 Total current assets                                             6,574     4,490

Property, plant and equipment, net                                7,828     7,436
Other assets                                                        174       279
Net long-term assets of discontinued operations                       8        --
                                                                --------  --------

                                                                $14,584   $12,205
                                                                ========  ========


                              LIABILITIES AND STOCKHOLDERS' EQUITY
                  --------------------------------------------------------------

Current liabilities:
Short-term borrowings and current portion
 of notes payable                                               $ 1,950   $ 1,846
Current portion of IRS debt and other income taxes payable        1,818     3,527
Accounts payable                                                  1,787     1,200
Accrued liabilities                                                 984       796
                                                                --------  --------
 Total current liabilities                                        6,539     7,369

Long-term liabilities:
Income taxes payable                                                 --     1,778
Notes payable                                                     1,241     1,351
Deferred income taxes                                               223       223
Postemployment disability benefits                                  174       184
                                                                --------  --------
 Total liabilities                                                8,177    10,905
                                                                --------  --------

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value; 5,000,000 shares
  authorized; 500,000 shares of Series A Cumulative Preferred
  Stock issued and outstanding at March 31, 1999                      5        --
Capital in excess of par value - preferred stock                  4,843        --
Common stock - $.01 par value; 20,000,000 shares
  authorized; 10,115,520 shares issued                              101       101
Capital in excess of par value - common stock                     6,280     6,280
Accumulated deficit                                              (3,954)   (4,213)
                                                                --------  --------
                                                                  7,275     2,168
Less treasury stock at cost (2,027,200 shares)                     (868)     (868)
                                                                --------  --------
    Total stockholders' equity                                    6,407     1,300
                                                                --------  --------

                                                                $14,584   $12,205
                                                                ========  ========

                              See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)



                                                         Three Months Ended   Nine Months Ended
                                                             March  31,          March  31,
                                                            1999    1998        1999     1998
                                                            ----    ----        ----     ----


Revenues:
Sales                                                      $3,602   $ 3,086   $11,831  $ 9,170
Service and rental                                            463       429     1,715    1,584
                                                           -------  --------  --------  -------
                                                            4,065     3,515    13,546   10,754
Costs and expenses:
Cost of sales                                               2,587     2,130     8,211    6,574
Cost of service and rental                                    378       389     1,257    1,205
Marketing, general and administrative                         957       770     2,664    2,343
                                                           -------   -------  --------  -------
                                                            3,922     3,289    12,132   10,122
                                                           -------   -------  --------  -------

Income from operations                                        143       226     1,414      632

Other income (expense):
Net loss on investments                                      (507)       --      (507)     (39)
Other income and expenses, net                                 20         3        73       27
Interest expense                                              (62)     (159)     (202)    (524)
                                                           -------   -------  --------  -------
                                                             (549)     (156)     (636)    (536)
                                                           -------   -------  --------  -------
Income (loss) from continuing operations before
  income tax benefit (provision)                             (406)       70       778       96
Income tax benefit (provision)                                (19)        5      (281)     (44)
                                                           -------  --------  --------  -------

Income (loss) from continuing operations                     (425)       75       497       52

Loss from discontinued operations,
net of income tax benefits of $0, $127, $123 and
  $153, respectively                                           --      (163)     (238)    (298)
                                                           -------  --------  --------  -------

Net income (loss)                                          $ (425)  $   (88)  $   259   $ (246)
                                                           =======  ========  ========  =======


Income (loss) per common share - basic:
Income (loss) before discontinued operations               $ (.07)  $   .01   $   .05   $  .01
Loss from discontinued operations                              --      (.02)     (.03)    (.04)
                                                           -------  --------  --------  -------
Net income (loss)                                          $ (.07)  $  (.01)  $   .02   $ (.03)
                                                           =======  ========  ========  =======

Income (loss) per common share - diluted:
Income (loss) before discontinued operations               $ (.07)  $   .01   $   .04   $  .01
Loss from discontinued operations                              --      (.02)     (.03)    (.04)
                                                           -------  --------  --------  -------
Net income (loss)                                          $ (.07)  $  (.01)  $   .01   $ (.03)
                                                           =======  ========  ========  =======


Weighted average number of common
  shares outstanding                                        8,088     8,088     8,088    8,073
                                                           =======  ========  ========  =======





                                     See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                                         Nine  Months  Ended
                                                                               March  31,
                                                                            1999     1998
                                                                            ----     ----




Cash flows from operating activities:
Net income (loss)                                                         $   259   $(246)
Adjustments to reconcile net income (loss) to net cash
  flow provided by (used in) operating activities:
Depreciation and amortization                                                 620     546
Provision for bad debts and returns                                           190      71
Provision for writedown of inventory                                          154      34
Provision for writedown of note receivable                                     --      10
Provision for impairment of property and equipment and other
  long-term assets                                                             53     167
Loss (gain) on sales of property and equipment                                 (8)     51
Net unrealized gain on trading securities                                      --     (53)
Compensation expense related to stock option extensions                        --      48
Other                                                                          12      (2)
Changes in assets -- decrease (increase):
  Accounts receivable                                                        (355)   (351)
  Inventory                                                                  (308)   (125)
  Other current assets                                                       (126)     (6)
  Other assets                                                                 64     (74)
Changes in liabilities -- (decrease) increase:
  Obligations for short-sale transactions                                      --     (58)
  Accounts payable and accrued liabilities                                    936     286
  Income tax related accounts                                              (3,487)   (169)
                                                                          --------  ------
 Net cash flow provided by (used in) by operating activities               (1,996)    129
                                                                          --------  ------

Cash flows from investing activities:
Proceeds from sales of property and equipment                                  16       2
Purchases of property and equipment                                        (1,164)   (875)
                                                                          --------  ------
 Net cash flow used in investing activities                                (1,148)   (873)
                                                                          --------  ------

Cash flows from financing activities:
Collections on note receivable                                                  5       4
Proceeds from issuance of preferred stock, net of offering costs            4,848      --
Proceeds from borrowings                                                       --     100
Proceeds from stock option exercises                                           --      29
Payments on notes payable                                                    (196)   (207)
Net borrowings (payments) on line of credit                                   181     645
                                                                          --------  ------
 Net cash flow provided by (used in) financing activities                   4,838     571
                                                                          --------  ------

Net increase (decrease) in cash and cash equivalents                        1,694    (173)

Increase in cash and cash equivalents included in net current assets of
  discontinued operations at March 31, 1999                                   (19)     --

Cash and cash equivalents at beginning of period                              209     333
                                                                          --------  ------

Cash and cash equivalents at end of period                                $ 1,884   $ 160
                                                                          ========  ======

                                  See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                              Nine Months Ended
                                                                  March  31,
                                                                 1999    1998
                                                                 ----    ----

Supplemental disclosures of cash flow information:
Interest paid                                                   $  196  $  284
                                                                ======  ======

Income taxes paid                                               $3,612  $   85
                                                                ======  ======

Noncash purchases of property, plant and equipment included in
  accounts payable at end of period                             $  123  $   58
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

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  1  -  Basis  of  Preparation
----------------------------------

The accompanying financial statements have been prepared in accordance with the requirements of Form 10-QSB and include all adjustments (consisting of all normal recurring adjustments) which in the opinion of management are necessary in order to make the financial statements not misleading. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and profits have been eliminated.


Note  2  -  Discontinued  Operations
------------------------------------

On February 1, 1999, the Company established a plan to dispose of its Krazy Colors, Inc. operation. Therefore, it has separately reported the losses from this segment as discontinued operations for the three and nine months ended March 31, 1999 and 1998. The Company has estimated the net realizable value of the disposal of the discontinued operation, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the disposal date, and has recorded losses from discontinued operations as follows:


                                            Three            Nine
                                         Months Ended     Months Ended
                                          March  31,       March  31,
                                         1999    1998     1999    1998
                                         ----    ----     ----    ----
                                             (Amounts  in  thousands)




 Revenues                                   $11  $  74   $ 106   $ 256
                                            ===  ======  ======  ======


 Loss from operations before income taxes   $--   (290)   (163)   (451)
 Income tax benefit                          --    127      56     153
                                            ---  ------  ------  ------
 Loss from operations                        --   (163)   (107)   (298)
 Estimated loss on disposal (including
   provision for operating losses
   through disposition date)                 --     --    (198)     --
 Income tax benefit                          --     --      67      --
                                            ---  ------  ------  ------

 Loss from discontinued operations          $--  $(163)  $(238)  $(298)
                                            ===  ======  ======  ======




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


Note  4  -  Investments  in  Securities  and  Obligations  from  Short-Sale
---------------------------------------------------------------------------
Transactions
------------

During the nine months ended March 31, 1999 and 1998, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available for sale. The Company recorded a net realized loss of $507,000 and no unrealized gain or loss during the three and nine months ended March 31, 1999. The Company held no investments and had no realized or unrealized gains or losses for the quarter ended March 31, 1998. An unrealized gain of $53,000 and a realized loss of $92,000 were recorded for the nine months ended March 31, 1998.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


As part of its investment policy, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At March 31, 1999, the Company had no investment positions.


Note  5  -  Inventories
-----------------------

Inventories  are  comprised  of  the  following:



                            March  31,
                              1999
                            ---------
                    (Amounts  in  thousands)


 Raw materials                $  803
 Work in process                 552
 Finished goods                1,500
 Food and beverage inventory      19
                              ------

                              $2,874
                              ======




Note  6  -  Income  Taxes
-------------------------

IRS  Debt:
----------

On April 28, 1998, the Company and the Internal Revenue Service ("IRS") entered into an amended payment agreement, revising the payment terms related to NBI Inc.'s IRS debt of $5,278,000. This agreement, effective as of April
9, 1998, revised the terms of the agreement in principal with the IRS effective October 1, 1995 and the original settlement agreement with the IRS dated June 12, 1991, with respect to NBI's federal tax liabilities for the fiscal years ended June 30, 1980 through 1988. Under the new agreement, $3,500,000 of the IRS debt was due on or before December 31, 1998, and the remaining balance of $1,778,000 is due on or before December 31, 1999. The IRS debt continues to be collateralized by a security interest in all of the capital stock of American Glass, Inc., d/b/a/ L.E. Smith Glass Company, and NBI Properties, Inc. Provided no event of default occurs prior to payment of the IRS debt in full, NBI will not be obligated to pay any past, current or future interest related to the debt. On December 31, 1998, the Company paid the IRS the $3.5 million installment due on that date from the proceeds of its preferred stock offering (see Note 8).

Income  tax  provision:
-----------------------

For the nine months ended March 31, 1999 and 1998, the Company recorded provisions for income taxes from continuing operations of $281,000 and $44,000, respectively. These provisions include state and other income taxes and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the nine months ended March 31, 1999 and 1998.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  7  -  Commitments  and  Contingencies
-------------------------------------------

In March 1999, Willowbrook Properties, Inc. d/b/a NBI Development ("NBI Development"), a wholly-owned subsidiary of the Company, entered into a lease agreement with a national grocery store chain to lease a significant portion of the expected total rentable square footage of the first phase of NBI Development's land development project. The lease is contingent upon NBI Development's completion of a suitable building pad for the tenant by July 1, 1999. The agreement provides the tenant a set construction allowance from NBI Development which they will use to construct the building. The tenant is required to begin paying rent on the earlier of (a) the tenant's opening of the building for business with the public; or (b) the later of (i) ten months after NBI Development delivers a completed building pad to the tenant; (ii) all improvements to the common areas necessary for operation of the supermarket to be operating in the building are completed; and (iii) all improvements shown on the highway occupancy permit are completed.

In April 1999, NBI Development entered into a construction contract for site work totaling $1.2 million on phase one of its land development project. This site work is scheduled to be completed no later than August 20, 1999. NBI Development is required to make monthly progress payments based upon the work completed.


Note  8  -  Stockholders'  Equity
---------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At March 31, 1999, 10,115,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,088,320 shares issued and outstanding at March 31, 1999.

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

The Company has registered and reserved 1,000,000 shares of the Series A Cumulative Preferred Stock through its Registration Statement on Form SB-2, effective November 9, 1998, in connection with its public offering of units consisting of (a) one share of the Series A Cumulative Preferred Stock, and
(b) two warrants to purchase the Company's common stock at $1.20 per share. In addition, 550,000 shares of the Series A Cumulative Preferred Stock and 2,000,000 shares of the Company's common stock have been registered and reserved for payment-in-kind of the preferred stock dividends and for the exercise of the common stock purchase warrants, respectively.

As of March 31, 1999, the Company had sold 500,000 units and thus issued 500,000 shares of Series A Cumulative Preferred Stock and 1,000,000 common stock purchase warrants in connection with this offering. The sale of these units resulted in net proceeds of $4.8 million. The Company filed the related amendments to its Certificate of Incorporation and Certificate of Designation with the Delaware Secretary of State during the quarter ended December 31, 1998.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The stockholders also approved an amendment that allows the Company to effect a reverse stock split of either 1 for 2.5, 1 for 3, or 1 for 4 shares, at the discretion of the Board of Directors. Further, the Board of Directors has the discretion not to effect a reverse stock split, and to-date, has not taken any action regarding this matter.


Note  9  -  Net  Income  (Loss)  Per  Common  Share
---------------------------------------------------

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

The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for net income:



                                                          For  the  three  months  ended
                                                                    March  31,
                                                              1999             1998
                                                              ----             ----
                                                         Basic  Diluted    Basic  Diluted
                                                         -----  -------    -----  -------
                                                              (Amounts  in  thousands
                                                             except  per  share  data)

Income (loss) before discontinued operations            $ (425)  $ (425)  $   75  $   75
Less preferred stock dividends                            (126)    (126)      --      --
                                                        -------  -------  ------  ------
Income (loss) before discontinued operations available
  to common stockholders                                $ (551)  $ (551)  $   75  $   75
                                                        =======  =======  ======  ======

Weighted average number of common
  shares outstanding                                     8,088    8,088    8,088   8,088
                                                        =======           ======

Assumed conversions of stock options                                 --              150
                                                                 -------          ------

                                                                  8,088            8,238
                                                                 =======          ======

Income (loss) per common share
  before discontinued operations                        $ (.07)  $ (.07)  $  .01  $  .01
                                                        =======  =======  ======  ======


Because  the  Company  incurred  a net loss before discontinued operations for the three months  ended  March 31, 1999, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.
For  the  three  months  ended  March 31, 1998, only the options with exercise prices of
$.25, $.38, $.59 and $.77 were included in the computation of diluted earnings per share because  their  exercise  prices  were  less than the average market price of the common stock  during  such  period.


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



                                                           For  the  nine  months  ended
                                                                   March  31,
                                                              1999             1998
                                                              ----             ----
                                                          Basic  Diluted   Basic  Diluted
                                                          -----  -------   -----  -------
                                                             (Amounts  in  thousands
                                                             except  per  share  data)

Income (loss) before discontinued operations            $  497   $  497   $   52  $   52
Less preferred stock dividends                            (126)    (126)      --      --
                                                        -------  -------  ------  ------
Income (loss) before discontinued operations available
  to common stockholders                                $  371   $  371   $   52  $   52
                                                        =======  =======  ======  ======

Weighted average number of common
  shares outstanding                                     8,088    8,088    8,073   8,073
                                                        =======           ======

Assumed conversions of stock options                                381              127
                                                                 -------          ------

                                                                  8,469            8,200
                                                                 =======          ======

Income (loss) per common share
  before discontinued operations                        $  .05   $  .04   $  .01  $  .01
                                                        =======  =======  ======  ======


For  the  nine  months ended March 31, 1999, all stock options and warrants outstanding, except  for  the  warrants  with  an  exercise  price  of  $1.20,  were  included in the computation  of  diluted earnings per share, while only the options with exercise prices of  $.25,  $.38, and $.59 were included in same period of the prior fiscal year, because their exercise prices were less than the average market price of the common stock during such  periods.





The  options  and  warrants  outstanding  at  March  31, 1999 were as follows:



     Number
     Exercise       Outstanding  at
     Price          March  31,  1999
     -----          ----------------
Stock options:

      .38               216,000
      .59               100,500
      .77               400,000
      .88               244,000

Warrants:
      .89             1,700,000
     1.20             1,000,000
                      ---------

                      3,660,500
                      =========



                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  10  -  Comprehensive  Income
----------------------------------

Effective July 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the nine months ended March 31, 1999 and 1998, the Company had no items of comprehensive income other than net income; therefore, a separate statement of comprehensive income has not been presented for these periods.


Note  11  -  Seasonal  Variations  of  Operations
-------------------------------------------------

L.E. Smith Glass Company ("L.E. Smith") and the Belle Vernon Holiday Inn typically have their strongest revenue performance during the first fiscal quarter due to seasonal variations in these businesses. Generally, the second and fourth fiscal quarters' revenues from these operations are moderately lower than in the first quarter, while the third fiscal quarter's revenue is usually significantly lower than the other quarters. However, in fiscal 1998, L.E. Smith received several large orders from its significant customer during the historically slower quarters, which created a more consistent revenue stream for the year. In addition, during the second quarter of fiscal 1999, L.E. Smith experienced a significant increase in revenues compared to the first quarter of fiscal 1999, primarily due to a significant increase in revenues from its significant customer. The Company is unsure whether these trends will continue. However, the Company does expect a significant decline in revenues from L.E. Smith during the fourth quarter of fiscal 1999 due to a significant decline in projected revenues from its major customer.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 1999


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


RESULTS  OF  OPERATIONS

Revenues from continuing operations for the third quarter of fiscal year 1999 increased $550,000, or 15.6%, to $4.1 million, from $3.5 million in the third quarter of the prior fiscal year. Year-to-date, revenues totaled $13.5 million for the nine months ended March 31, 1999, an increase of $2.8 million, or 26.0%, compared to the same period of fiscal 1998.

The revenue improvement was primarily attributable to increased sales revenue from L.E. Smith. Sales revenue from L.E. Smith increased $516,000, or 16.7%, to $3,602,000 for the third quarter of fiscal 1999, and increased $2,661,000, or 29.0%, to $11,831,000 for the nine months ended March 31, 1999, compared to the same periods in the previous fiscal year. The increased volume at L.E. Smith included a significant amount of revenue growth from both new and existing customers. Fiscal year-to-date, L.E. Smith experienced a moderate increase in orders from its largest customer when compared to fiscal 1998; however, L.E. Smith had a moderate decline in orders from this customer during the third quarter of fiscal 1999, compared to the same period in fiscal 1998.

Service and rental revenue from continuing operations increased moderately from $429,000 and $1,584,000 for the three and nine months ended March 31, 1998, respectively, to $463,000 and $1,715,000 for the same periods in fiscal year 1999. The revenue growth was related to a significant increase in both occupancy rates and average daily room rates of the Belle Vernon Holiday Inn primarily resulting from higher Holiday Inn Priority Club business due to increased marketing efforts. During the third quarter of fiscal 1999, however, this improvement was partially offset by a moderate decline in restaurant and bar business resulting from increased local competition.

Total revenues from continuing operations are expected to decrease significantly for the three months ended June 30, 1999, compared to the same period in the prior fiscal year, due to a substantial decline in revenue expected from L.E. Smith's major customer, partially offset by increased revenues from L.E. Smith's other customers, as L.E. Smith expects to maintain the revenue growth from these customers generated during fiscal 1999. This decline is also expected to be slightly offset by a small increase in hotel room revenues from the Belle Vernon Holiday Inn. Revenues for the fourth quarter of fiscal 1999 are expected to decrease substantially compared to the third quarter of fiscal 1999, due to the substantial decline in revenues expected from L.E. Smith's major customer, with steady revenues from L.E. Smith's other customers, partially offset by increased revenues from the Belle Vernon Holiday Inn resulting from seasonal variations. The Company does not expect the decline in revenue from L.E. Smith's major customer to be ongoing.

Cost of sales, service and rental was $3.0 million, or 72.9% of total revenue from continuing operations, and $9.5 million, or 69.9% of total revenue, for the three and nine months ended March 31, 1999, respectively. Comparable figures for the same periods in fiscal 1998 were $2.5 million and $7.8 million, or 71.7% and 72.3% of total revenues, respectively.

Cost of sales as a percentage of sales revenue for the three and nine months ended March 31, 1999 was 71.8% and 69.4%, respectively, compared to 69.0% and 71.7% for the same periods in fiscal 1998. L.E. Smith experienced a decline in gross margin for the third quarter of fiscal 1999 when compared to fiscal 1998, primarily because the revenue growth was insufficient to cover the general cost increases including increased labor costs associated with a new
labor  contract.    However,  the improvement in gross margin year-to-date was primarily  due

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 1999 - CONTINUED


to increased volume and production efficiency for the nine months ended March 31, 1999, causing favorable absorption of fixed costs, partially offset by general cost increases including increased labor costs associated with the new labor contract.

Cost of service and rental as a percentage of service and rental revenue was 81.6% and 73.3% for the three and nine months ended March 31, 1999, respectively, compared to 90.7% and 76.1% for the same periods in the prior fiscal year. The improvement in the related gross margin was primarily due to the increased rooms revenue volume available to cover fixed costs, partially offset by general cost increases. This was also partially offset by a moderate decline in the gross margin from its restaurant and bar business, due to general cost increases, without a corresponding increase in related revenues.

Cost of sales, service and rental as a percentage of total revenue from continuing operations for the fourth quarter of fiscal 1999 is expected to be significantly higher, compared to the fourth quarter of fiscal 1998, due to lower margins expected from L.E. Smith resulting primarily from lower projected revenues, anticipated close-out sales of old inventory at low margins and general cost increases. Cost of sales, service and rental as a percentage of total revenue for the fourth quarter of fiscal 1999 is expected to be moderately higher compared to the third quarter of fiscal 1999 due to projected lower revenue volume, anticipated close-out sales of old inventory at low margins and general cost increases at L.E. Smith, partially offset by increased revenue volume at the Belle Vernon Holiday Inn available to cover its fixed costs.

Marketing, general and administrative expenses from continuing operations totaled $957,000 and $770,000 for the three months ended March 31, 1999 and 1998, respectively, reflecting an increase of $187,000. Year-to-date, marketing, general and administrative expenses totaled $2,664,000 for the nine months ended March 31, 1999, an increase of $321,000 compared to expenses of $2,343,000 for the same period of fiscal 1998. The increase in expenses included an additional bad debt provision of $127,000 recorded by L.E. Smith during the third quarter of fiscal 1999, resulting from a customer's declaration of Chapter 11 bankruptcy in March 1999. In addition, the Company experienced increased expenses associated with higher revenues at both L.E. Smith and the Belle Vernon Holiday Inn, including increased sales commissions, product development expenses, franchise and royalty fees and other sales and marketing expenses. Also during fiscal 1999, the Company had a decline in credits related to a reduction of a reserve for incurred but not reported claims, because the Company previously converted to a fully-insured health plan for its corporate and Krazy Colors employees. These increases were partially offset by the absence of executive severance accrued during the second quarter of fiscal 1998 and the absence of a non-cash compensation expense for extensions of certain executive stock options included in the first and third quarters of fiscal 1998.

Marketing, general and administrative expenses from continuing operations are expected to increase moderately for the three months ended June 30, 1999, compared to the same period in the prior fiscal year, primarily due to increased sales and marketing activities and general cost increases. Marketing, general and administrative expenses are expected to decrease substantially in the fourth quarter of fiscal 1999 compared to the third quarter of fiscal 1999, primarily due to the projected decline in bad debt provisions and lower sales and marketing expenses resulting from the expected decline in revenues.

The Company recorded a realized loss on investments of $507,000 for the three and nine months ended March 31, 1999. No gain or loss on investments was recorded during the quarter ended March 31, 1998; however, the Company had a net loss on investments of $39,000 for the nine months ended March 31, 1998. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At March 31, 1999, the Company had no investment positions.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 1999 - CONTINUED


Interest expense totaled $62,000 and $202,000 for the three and nine months ended March 31, 1999, respectively, compared to $159,000 and $524,000 for the same periods in the prior fiscal year. The decline was primarily related to the absence of interest on the Company's IRS debt during fiscal 1999, resulting from the restructured agreement with the IRS in April, 1998.

The  Company  recorded  income  tax  provisions  from continuing operations of
$19,000  and  $281,000  for  the  three  and nine months ended March 31, 1999, respectively, compared to an income tax benefit of $5,000 for the third quarter of fiscal 1998 and an income tax provision of $44,000 for the nine months ended March 31, 1998. Included in these amounts are state provisions of $19,000 and $158,000 for the three and nine months ended March 31, 1999, respectively, compared to $34,000 and $91,000 for the same periods in fiscal 1998. The state income tax provisions are primarily related to the Company's Pennsylvania operations and are based upon book income, as NBI does not have any net operating loss carryforwards available in Pennsylvania. The Company does have significant federal net operating loss carryforwards, as well as significant net operating loss carryforwards in several states, and, therefore, has no federal or other state income taxes payable. In accordance with fresh start accounting, the income tax benefit and provisions recorded do include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no non-cash components included in the income tax provisions for the three and nine months ended March 31, 1999 or 1998.


DISCONTINUED  OPERATIONS

On February 1, 1999, the Company established a plan to dispose of its Krazy Colors, Inc. operation. Therefore, it has separately reported the operating losses from this segment as discontinued operations for the three and nine months ended March 31, 1999 and 1998. The Company also recorded an estimated loss on disposal at December 31, 1998 based upon the estimated net realizable value of the discontinued operation, including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the disposal date. Losses from discontinued operations totaled $0 and $238,000, for the three and nine months ended March 31, 1999, respectively, net of income tax benefits of $0 and $123,000, respectively. This compares to losses of $163,000 and $298,000 for the three and nine months ended March 31, 1998, respectively, net of income tax benefits of $127,000 and $153,000, respectively.

At March 31, 1999, the net current assets of discontinued operations consisted primarily of cash and receivables net of accounts payable and accrued liabilities and the net long-term assets of discontinued operations consisted primarily of equipment.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

Total assets increased $2.4 million during the first nine months of fiscal 1999, from $12.2 million at June 30, 1998, to $14.6 million at March 31, 1999. The Company had working capital of $35,000 at March 31, 1999, compared to negative working capital of $2.9 million at June 30, 1998. The improvement in working capital was primarily related to a public offering of preferred stock with an initial closing on December 31, 1998 which raised $5.0 million, before associated expenses, of which $3.5 million was used to pay an installment on the IRS debt which was due on or before that date (see Notes 6 and 8). This improvement in working capital was partially offset by the reclassification of the remaining IRS debt of $1.8 million to current liabilities at December 31, 1998.

The Company has a final installment of $1.8 million on the IRS debt which is due on or before December 31, 1999. The Company expects to pay this installment from a combination of cash on hand and internally generated funds, including cash potentially available from L.E. Smith through dividend payments to the parent Company. In addition, the Company may raise additional funds by selling additional preferred stock through its outstanding preferred stock

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 1999 - CONTINUED


offering. However, there can be no assurance that the Company will have sufficient funds available or be able to raise sufficient funds to pay the final installment on the IRS debt when due. The Company's ability to continue as a going concern is dependent upon satisfaction of the IRS debt when due.

The Company expects to pay the cash dividends on its recently issued preferred stock through existing working capital, internally generated funds, including cash potentially available from L.E. Smith through dividend payments to the parent Company.

The Company is currently pursuing various financing options for its real estate development activities of its NBI Development Corporation subsidiary. It is currently funding the construction activity out of existing cash; however, it will be necessary to obtain financing in late fiscal 1999 or early fiscal 2000 to enable the Company to complete phase one of the development.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at March 31, 1999, internally generated funds and, for L.E. Smith Glass Company's requirements, short-term borrowings under an existing line of credit.


YEAR  2000  COMPLIANCE

The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 issue will pose no significant operational problems. Substantially all of the machinery and equipment used by L.E. Smith's glass manufacturing operation is manually
controlled  and  operated.    In  addition,  the  hotel  operation  is  not
significantly reliant on computer technology, with the exception of its reservation system, which is maintained and upgraded under a contract with Holiday Inns Franchising, Inc. Holiday Inns Franchising, Inc. has recently completed the upgrades necessary to make the reservation system Year 2000 compliant. The primary effect of the year 2000 issue is on the Company's accounting systems.

Year 2000 compliance will primarily be accomplished through purchases of new equipment and data processing hardware and software upgrades, with an estimated aggregate cost of approximately $225,000, approximately $160,000 of which has already been purchased and most of which was previously planned and necessitated by other technological needs of the Company. The upgrading or replacement of equipment which is non-compliant, as well as the related testing of such equipment is expected to be substantially completed during fiscal 1999.

The Company's internal operations and business are also dependent upon the computer-controlled systems of third parties such as suppliers, customers and service providers. Management believes that absent a systemic failure outside the control of these parties, such as a prolonged loss of electrical or telephone service, year 2000 problems at such third parties will not have a material impact on the Company. The Company has no contingency plan for systemic failures such as a loss of electrical or telephone service. The Company's contingency plan in the event of a non-systemic failure is to establish relationships with alternative suppliers or vendors to replace failed suppliers vendors.

L.E. Smith currently has one customer of such significance that if such customer were to experience year 2000 problems resulting in the cancellation or deferral of orders, it could materially adversely affect the results of operations of the Company. The Company has discussed the year 2000 issue with this and other material customers and vendors and currently does not anticipate any significant problems. In addition, the Company will continue to review the status of the year 2000 issues with these and other customers and vendors.

                                   NBI, INC.
                          PART II - OTHER INFORMATION



 Item  6.          Exhibits  and  Reports  on  Form  8-K
 --------          -------------------------------------


 (a)    Exhibits

        10.    Shopping  Center  Lease  with  SuperValu  Holdings  Inc. (1)

        27.    Financial  Data  Schedule(1)


 (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999 or subsequently.


----------------------------------
 (1)          Filed  herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NBI,  INC.




May  17,  1999              By:   /s/ Marjorie A. Cogan
--------------                    --------------------------------------
(Date)                                     Marjorie  A.  Cogan
                                     As  a  duly  authorized  officer
                                  Chief  Financial  Officer,  Secretary