Form 10KSB40
period 1999-06-30
NBI INC
filed 1999-09-20
CIK 313518

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10 - KSB




[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 For Fiscal Year Ended June 30, 1999

                                       OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the transition period from ____________ to ____________

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

Securities registered pursuant
to Section 12(g) of the Act:                 Common Stock ($.01 par value)
                                             Series A Cumulative Preferred Stock
                                             ($.01 par value)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ]NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues from continuing operations for the year ended June 30, 1999 were $14,721,000.

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $6,830,000 as of market close on August 19, 1999.

Common stock ($.01 Par Value): 8,103,320 shares outstanding as of August 19,
1999.

Documents incorporated by reference: Part III-The Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year.

                                     PART I.


ITEM 1.  BUSINESS

OPERATIONS

AMERICAN GLASS, INC., D/B/A L.E. SMITH GLASS COMPANY

In August 1995, American Glass, Inc., a wholly-owned subsidiary of NBI, Inc. ("NBI" or the "Company"), closed on its purchase of a majority of the assets, including the name, of L.E. Smith Glass Company ("L.E. Smith") of Mount Pleasant, Pennsylvania. Founded in 1907, the L.E. Smith Glass Company is one of the few remaining handmade pressed glass manufacturers in the United States. The company manufactures and sells an assortment of crystal and colored glass giftware and lighting fixtures for the domestic consumer market. None of the products manufactured by the company contain lead. L.E. Smith produces its products with highly skilled workers, utilizing manual and semi-automatic machines to mold, press, and decorate glassware. L.E. Smith can be flexible in the types of products it can make, which allows it to be responsive to the needs of smaller customers. In addition, L.E. Smith has far greater flexibility in designing and manufacturing products with unusual shapes, sizes, and weights than automated machine glassmakers. L.E. Smith maintains almost every glass mold it has used for the past 90 years (in excess of 2,300 molds).

L.E. Smith sells its products through in-house sales managers and manufacturer's representatives. The giftware products are sold primarily to traditional and specialty retailers, manufacturers/wholesalers and the food service market, as well as through an "on-site" company retail store. The lighting fixture products are sold to manufacturers and retailers.

DISCONTINUED OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its children's paint manufacturing operation due to continuing losses incurred by such operation, as well as the business' inability to sustain long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. and Willowbrook Properties, Inc., in order to pay the IRS debt due on December 31, 1999 (see Notes 2, 3, and 7 to accompanying consolidated financial statements). Therefore, the Company has discontinued its hotel, real estate development and children's paint manufacturing operations, and it has separately reported the income or loss from these segments as discontinued operations for the years ended June 30, 1999 and 1998. (See Note 3 to accompanying consolidated financial statements.)

NBI PROPERTIES, INC.

In August 1995, NBI, Inc. acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation now known as NBI Properties, Inc. ("NBI Properties"). NBI Properties owns and operates an 80 room full service Holiday Inn in Belle Vernon, Pennsylvania (the "Belle Vernon Holiday Inn"). The Company is licensed pursuant to a license agreement with Holiday Inns Franchising, Inc. which expires in August 2005, subject to renewal. The Holiday Inn hotel consists of approximately 21,000 square feet and is situated on approximately 5.8 acres of land leased under an acquired land lease expiring in 2026 with an option to extend for an additional 25 year term.

WILLOWBROOK PROPERTIES, INC. D/B/A NBI DEVELOPMENT CORPORATION

In January 1997, the Company, through its wholly-owned subsidiary, Willowbrook Properties, Inc. d/b/a NBI Development Corporation ("NBI Development") closed on the acquisition of a parcel of property consisting of approximately 88 acres of farmland in Belle Vernon, Pennsylvania. The property is situated along Route 51 in Belle Vernon and has frontage for approximately 2,700 feet. NBI Development successfully obtained a zoning variance to permit the development of a mixed use retail and residential project for the property.

During fiscal 1999, NBI Development entered into a development and a leasing agreement with a well-respected local real estate development company. In March 1999, NBI Development entered into a lease agreement with a national grocery store chain to lease a significant portion of the total rentable square feet of phase I of the development, which will be a mixed use retail center. NBI Development is currently in negotiations with a number of other prospective tenants for occupancy in phase I. Construction on phase I of the project began in April 1999, with an anticipated construction period of approximately fourteen months from commencement. The construction costs are projected to be approximately nine million dollars. NBI Development is currently seeking commercial financing to pay for a significant portion of the construction costs of the project.

KRAZY COLORS, INC.

In January 1995, the Company acquired a majority interest in Krazy Colors, Inc. ("Krazy Colors") a small children's paint manufacturer located in Las Vegas, Nevada, which manufactures roll-on and dot-on paints for children, as well as bulk tempera paints. During fiscal 1999, Krazy Colors disposed of most of its assets and subleased its warehouse space in Nevada. The company is currently in process of negotiating an agreement with a Canadian company to manufacture the Krazy Colors' products in exchange for a royalty on its sales of these products.

HISTORY OF THE COMPANY

NBI was incorporated in 1973 to develop and market a proprietary word processing system. The Company was the first to introduce a software-based word processing system and within a few years became known as a leading provider of dedicated word processing and office automation systems. Because of the declining interest in purchasing entire system solutions, it was necessary to restructure the Company in October 1989 and shift its focus from manufacturing to customer service and support, and into development and marketing of word processing software products for personal computers.

In 1990, NBI formed its domestic systems integration division to transition the existing customer base from its proprietary hardware platforms to an open platform. Because of the low margins, intense competition and long sales cycle, NBI closed this business in June 1994.

To further its reorganization efforts, in February 1991, NBI filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. NBI emerged from Chapter 11 on February 3, 1992, the effective date of the Plan of Reorganization.

In August 1992, NBI sold its domestic customer service and support division. As of June 30, 1995, the Company discontinued all software development activities.

NBI, Ltd. was a wholly-owned international subsidiary of NBI, Inc. that sold integrated document management solutions, workflow and COLD (Computer Output to Laser Disk) to central and local government departments and commercial organizations throughout the United Kingdom. Due to continuing losses incurred by the subsidiary, NBI decided to sell the operation in fiscal 1995.

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

As NBI was departing from the computer industry, the Company shifted its focus and acquired its children's paint manufacturing operation in January 1995 and its glass manufacturing and hotel operations in August 1995. In January 1997, the Company purchased land for development in southwestern Pennsylvania. (See previous sections "Operations" and "Discontinued Operations".)

COMPETITION

The market segments in which the Company participates are extremely competitive. Many of the Company's existing and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for developing and distributing products and providing services in the Company's markets. The Company expects that existing and new competitors will continue to introduce products that are competitive with those of the Company. There can be no assurance the Company will be able to compete successfully in these markets. With the Company's discontinuance of its children's paint manufacturing, real estate development and hotel operations, its primary focus is in the glass manufacturing industry.

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

SIGNIFICANT CUSTOMERS AND SUPPLIERS

L.E. Smith currently has many small to medium-sized customers and one significant customer. Sales to its significant customer totaled approximately 31% and 41% of NBI's consolidated revenues from continuing operations for the years ended June 30, 1999 and 1998, respectively. The loss of this customer's business would have a material adverse effect on NBI; however, L.E. Smith is continually focusing its sales efforts on expanding its customer base to lessen the impact this customer has on its business. In addition, the Company's management believes that its relationship with this customer will continue into the foreseeable future. However, revenues from this customer in fiscal 1999 declined significantly compared to fiscal 1998, and the Company anticipates the revenues from this customer will continue to decline significantly again in fiscal 2000.

L.E. Smith purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on comparable terms.

SEASONAL VARIATIONS OF BUSINESSES

Excluding the effect of its significant customer, L.E. Smith typically has its strongest revenue performance during the first and second fiscal quarters due to seasonal variations. Generally, the fourth fiscal quarter's revenues from L.E. Smith are moderately lower than in the first and second quarters, while the third fiscal quarter's revenue is usually significantly lower than the other quarters. However, historically these trends have been materially affected by fluctuations in the timing of orders from its significant customer, which does not have consistent trends.

EMPLOYEES

As of August 7, 1999, the Company had a total of 188 employees in its continuing operations, including 185 full-time employees. Currently, 144 employees of L.E. Smith are covered by a collective bargaining agreement which expires on August 31, 2001.

ITEM 2.  PROPERTIES

CONTINUING OPERATIONS

In connection with its purchase of the assets of L.E. Smith in August 1995, the Company acquired the land and buildings held by L.E. Smith, including a total of approximately 194,000 square feet of manufacturing, warehousing and office space on approximately 11.1 acres of land in Mount Pleasant, Pennsylvania. Subsequently, L.E. Smith acquired two small parcels of land, with accompanying houses, adjacent to the glass manufacturing facility. It has demolished one of these houses and is holding these properties for future use by the company. During fiscal 1999 and 1998, L.E. Smith leased approximately 6,000 square feet of temporary warehouse space, under a month-to-month lease, in order to facilitate certain property improvement projects, and to accommodate additional space requirements resulting from the growth of the company. NBI leases approximately 5,100 square feet of office space for administrative personnel at its corporate headquarters in Longmont, Colorado, under a lease expiring in October 2000. The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative or additional suitable facilities should its requirements change.

DISCONTINUED OPERATIONS

In connection with its purchase of the stock of the Belle Vernon Motel Corporation in August 1995, the Company acquired the building and improvements of the Belle Vernon Holiday Inn Hotel in Belle Vernon, Pennsylvania. The building consists of approximately 21,000 square feet and is on approximately 5.8 acres of land leased pursuant to a land lease expiring in 2026, with an option to extend for an additional 25 year term. Subsequently, NBI Properties purchased one acre of land across from the hotel for its future use.

In January 1997, NBI Development acquired 88 acres of undeveloped land in southwestern Pennsylvania. The Company has begun commercial development on phase I of the property and is currently exploring financing options to fund the project.

The Company also leases 10,000 square feet of warehouse space in Las Vegas Nevada, previously used for its Krazy Colors' manufacturing operation. The Company has subleased this space through its lease expiration date of December 31, 1999.

All of the land and buildings owned by the Company's discontinued operations are included in net long-term assets of discontinued operations at June 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


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

                      Fiscal 1999                    High                 Low
                      -----------                  ---------           ---------
                      First Quarter                $   29/32           $   25/32
                      Second Quarter                  1 1/32               13/16
                      Third Quarter                   1 1/8                11/16
                      Fourth Quarter                  1 1/32               11/16

                      Fiscal 1998                    High                 Low
                      -----------                  ---------           ---------
                      First Quarter                $     3/4           $    9/16
                      Second Quarter                     5/8               17/32
                      Third Quarter                      7/8                9/32
                      Fourth Quarter                     7/8               25/32

At June 30, 1999, there were 8,088,320 common shares of $.01 par value common stock outstanding. The approximate number of common stockholders of the Company was 1,240 as of August 31, 1999. This includes shares held in nominee or "street" accounts. To date, no dividends have been paid on the $.01 par value common stock and it is anticipated that future earnings will be retained for operating purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements in this Form 10-KSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are not historical facts. The forward-looking statements are based upon the Company's current expectations and are subject to known and unknown risks, uncertainties, assumptions and other factors. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual results could differ materially from those contemplated by the forward-looking statements. Factors that may affect such forward-looking statements include, among others, ability to obtain financing, loss of significant customers, reliance on key personnel, competitive factors and pricing pressures, availability of raw materials, labor disputes, investment results, limitations on the utilization of net operating loss carryforwards, adequacy of insurance coverage, inflation and general economic conditions. The Company does not intend to update such forward-looking statements.

RESULTS OF OPERATIONS 1999 - 1998 COMPARISON

The Company reported net income of $278,000 in fiscal 1999, compared to net income of $172,000 in fiscal 1998. During fiscal 1999, the Company experienced a significant increase in revenues from the L.E. Smith Glass Company and reduced losses from discontinued operations, significantly offset by increased marketing, general and administrative expenses and an increased loss on investments. The decline in interest expense was related to the absence of interest expense on the Company's IRS debt during fiscal 1999 and was significantly offset by the absence of a net extraordinary gain recorded during fiscal 1998, both of which resulted from an amended payment agreement entered into with the IRS during fiscal 1998.

Revenues from continuing operations of $14.7 million for the year ended June 30, 1999 reflected an increase of $2.5 million, or 20.3%, as compared to fiscal 1998. The revenue growth resulted primarily from significant sales to new customers and increased sales to customers acquired in recent years. However, this growth was partially offset by a significant decline in revenues from L.E. Smith's largest customer, particularly during the fourth quarter of fiscal 1999.

Revenues from continuing operations are expected to remain constant in fiscal 2000, as compared to fiscal 1999. L.E. Smith expects a significant decline in revenues from its largest customer to be offset by an increase in projected revenues from new and other existing customers due to increased sales efforts including hiring a new sales representative to concentrate on increasing the volume of the glass decorating business. However, the Company expects a decline in revenues for the first quarter of fiscal 2000 compared to the same period of the prior fiscal year because the first quarter of fiscal 1999 included approximately $400,000 in revenues related to an order from a nonrecurring customer.

Cost of sales from continuing operations as a percentage of related revenues for the years ended June 30, 1999 and 1998 was 72.7% and 71.6%, respectively. The resulting decline in gross margin occurred primarily because the increased volume at L.E. Smith was insufficient to cover general cost increases, including increased labor costs associated with a new labor contract which was effective September 7, 1998. In addition, L.E. Smith recorded increased inventory reserve provisions during the fourth quarter of fiscal 1999, primarily due to an unusually large book-to-physical write-down of inventory. The Company is in the process of instituting an inventory control program, including cycle counts, in order to minimize such write-downs in the future.

Cost of sales from continuing operations as a percentage of related revenues is expected to remain constant in fiscal 2000 as compared to fiscal 1999. General cost increases, including increased labor costs associated with the labor contract executed during fiscal 1999, are expected to be offset by improved production efficiency and other cost control measures.

Marketing, general and administrative expenses from continuing operations totaled $3.0 million for the year ended June 30, 1999, an increase of $404,000 compared to the previous fiscal year. The increase in expenses included an additional bad debt provision of $127,000 recorded by L.E. Smith during the third quarter of fiscal 1999, resulting from a customer's declaration of Chapter 11 bankruptcy in March 1999. In addition, the Company experienced increased expenses associated with higher revenues at L.E. Smith including increased sales commissions, product development expenses and other sales and marketing expenses. Also during fiscal 1999, the Company experienced general cost increases and had a decline in credits related to a reduction of a reserve for incurred but not reported insurance claims, because the Company previously converted to a fully-insured health plan for its corporate employees. These increases were partially offset by the absence of executive severance and non-cash compensation expense for extensions of certain executive stock options included in fiscal 1998. Included in marketing, general and administrative expenses incurred in fiscal 1999 were payroll and related expenses of $1.1 million, commissions to sales representatives of $609,000, legal, accounting and other professional fees of $179,000, and advertising costs of $157,000.

Total marketing, general and administrative expenses from continuing operations are expected to increase moderately in fiscal 2000, compared to fiscal 1999, primarily due to general cost increases.

The Company recorded a net loss on investments of $347,000 in fiscal 1999, consisting of a net realized loss of $346,000 and a net unrealized loss of $1,000. During fiscal 1998, the Company recorded a net loss on investments of $39,000, consisting of a net realized loss of $92,000 and a net unrealized gain of $53,000. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, because losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At June 30, 1999, the Company had no short investment positions.

Interest expense from continuing operations totaled $183,000 and $505,000 for the fiscal years ended June 30, 1999 and 1998, respectively. The decline was primarily related to the absence of interest on the Company's IRS debt during fiscal 1999, resulting from the restructured agreement with the IRS entered into in April 1998.

The Company recorded an income tax provision from continuing operations of $85,000 for the year ended June 30, 1999, which included state income tax provisions of $117,000 primarily related to L.E. Smith's operations. In fiscal 1998, the Company recorded an income tax provision from continuing operations of $96,000 which included state income tax provisions of $106,000, also primarily related to L.E. Smith's operations. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating loss carryforwards are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating loss carryforwards were utilized during fiscal 1999; however, $28,000 of pre-reorganization net operating loss carryforwards were utilized during fiscal 1998.

DISCONTINUED OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors' operation due to continuing losses incurred by the operation, as well as the business' inability to sustain long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. and Willowbrook Properties, Inc., in order to pay the IRS debt due on December 31, 1999 (see Notes 2 and 7 to accompanying consolidated financial statements). Therefore, the Company has discontinued its hotel, real estate development and children's paint manufacturing operations, and it has separately reported the income or loss from these segments as discontinued operations for the years ended June 30, 1999 and 1998.

Revenues from discontinued operations totaled $2.5 million for both of the years ended June 30, 1999 and 1998. An increase of $198,000 in revenues from the Belle Vernon Holiday Inn, resulting from increased occupancy rates and average daily room rates, was offset by a decline in revenues from Krazy Colors related to unfavorable results from the Company's restructuring efforts.

The net loss from discontinued operations totaled $189,000 in fiscal 1999 compared to $352,000 in fiscal year 1998. The decreased loss resulted primarily from a significant decline in losses from Krazy Colors' operations. Included in the net loss from discontinued operations for fiscal year 1999 was a loss on disposal of Krazy Colors of $131,000, net of an income tax benefit of $67,000. In determining the loss on disposal of its children's paint manufacturing operation, the Company has estimated the net realizable value of the disposal of the discontinued operation, including estimated costs and expenses directly associated with the disposal and estimated loss from operations through the expected disposal date. Because the Company expects a significant gain overall from the discontinued operations of both the hotel and land development, no amount has been recorded at June 30, 1999; the gain will be recognized when realized. The loss on disposal of Krazy Colors recorded in fiscal 1999 was offset by a non-cash impairment loss of $167,000 related to a write-down of goodwill associated with Krazy Colors recorded in the prior fiscal year.

The net long-term assets of discontinued operations at June 30, 1999 consisted primarily of land, buildings, development costs, and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current liabilities of discontinued operations at June 30, 1999 consisted primarily of accounts payable and accrued liabilities, net of cash balances.

EXTRAORDINARY GAIN

The entire outstanding principal balance on its IRS debt of $5,278,000 was due in full on October 1, 1997. Effective April 9, 1998, the Company and the IRS entered into an amended payment agreement revising the payment terms related to the Company's IRS debt. Under the new agreement, $3.5 million of the IRS debt was due and paid on December 31, 1998 and the remaining balance of approximately $1.8 million is due on or before December 31, 1999 (see Notes 7 and 13 to accompanying consolidated financial statements). Provided no event of default occurs prior to payment of the debt in full, NBI will not be obligated to pay any past, current or future interest related to the debt. Therefore, during the fourth quarter of fiscal 1998, the Company recorded a net extraordinary gain of $290,000, consisting of forgiveness of accrued interest recorded through March 31, 1998 totaling $439,000, less an income tax provision of $149,000.

FINANCIAL CONDITION

Total current assets of the Company increased $515,000 during fiscal year 1999 to $5.0 million at June 30, 1999. The increase in current assets during fiscal 1999 was primarily related to increases in cash and trading securities, as well as the inclusion in other current assets of a net receivable from investment trades made at the end of fiscal 1999 which did not settle until after year-end, all of which resulted from increased working capital generated through a public offering of preferred stock. (See "Liquidity and Capital Resources".)

Total assets of $12.8 million at June 30, 1999 reflected an increase of $615,000 from June 30, 1998 and was primarily related to an increase in current assets, as discussed above. During fiscal 1999, the Company experienced a significant increase in capitalized land development costs, included in net long-term assets from discontinued operations at June 30, 1999, as well as a significant increase in property and equipment, because it is continually investing in capital improvement projects at L.E. Smith. However, these increases were significantly offset by the reclassification of the long-term portion of the mortgage payable on the hotel against net long-term assets of discontinued operations at June 30, 1999, as well as an increase in accumulated depreciation on the property and equipment held by L.E. Smith.

NBI Development began construction on phase I of its commercial real estate development project in April 1999, with an anticipated construction period of approximately fourteen months. The construction costs will be capitalized during the construction period and are anticipated to be approximately nine million dollars. The Company is currently in process of seeking commercial financing to pay for a significant portion of these costs. (See "Liquidity and Capital Resources".)

Current liabilities decreased $1.6 million to $5.8 million at June 30, 1999, primarily due to the payment of the $3.5 million installment on the IRS debt on December 31, 1998, partially offset by the reclassification of $1.8 million of the IRS debt to current liabilities during fiscal 1999.

Stockholders' equity of $6.4 million at June 30, 1999 increased $5.1 million from June 30, 1998, resulting primarily from a public offering of preferred stock which closed on December 31, 1998 and raised gross proceeds of $5.0 million before associated expenses of $152,000. The proceeds of this offering were used to pay the $3.5 million installment on the IRS debt which was due on or before December 31, 1998. In addition, the proceeds were used to fund a majority of the land development costs paid for during fiscal 1999, to provide additional working capital for the Company, and were invested in trading securities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $102,000 during fiscal 1999. The increase was primarily related to the proceeds from the Company's offering of preferred stock during fiscal 1999 (see "Financial Condition"), which raised gross proceeds of $5.0 million. However, a majority portion of these proceeds were used to fund (i) associated expenses of $152,000, (ii) the $3.5 million installment on the IRS debt which was due on or before December 31, 1998,
(iii) a majority of the land development costs paid for during fiscal 1999, and (iv) investments included in trading securities and other current assets at June 30, 1999. Substantial capital improvements made at L.E. Smith during fiscal 1999 were funded by its cash on hand, cash flow from its operations and borrowings on its line of credit.

The Company had negative working capital of $773,000 and $2.9 million at June 30, 1999 and 1998, respectively. The increase of $2.1 million in working capital was primarily related to the proceeds from the Company's offering of preferred stock during fiscal 1999, which raised $5.0 million before associated expenses. However, this increase was partially offset by the reclassification of $1.8 million of the IRS debt to current liabilities during the fiscal 1999 and an increase in land development costs of approximately $900,000 during fiscal 1999, which was funded by working capital generated from the public offering of preferred stock.

The Company has a final installment of $1.8 million on the IRS debt which is due on or before December 31, 1999. In order to pay such amount, management intends to generate sufficient cash through the sale of the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. and Willowbrook Properties, Inc.; however, there can be no assurance that the Company will be able to complete a sale of these properties prior to the due date of the IRS debt. The Company's ability to continue as a going concern is dependent upon obtaining funds sufficient to pay off the IRS debt when due. Management believes that after the Company has sold its real estate and hotel operations and pays off its IRS debt, it will generate sufficient future cash flows from its remaining operations to allow the Company to be a going concern. See also Report of Independent Certified Public Accountants and Notes 2 and 7 to the Consolidated Financial Statements.

The Company expects to pay the cash dividends on its recently issued preferred stock through existing working capital and internally generated funds, including cash potentially available from L.E. Smith and NBI Properties through dividend payments to the parent Company. However, L.E. Smith's and NBI Properties' bank loan agreements limit their ability to pay dividends and the amount of dividends payable. (See Notes 9, 12 and 13 to the accompanying consolidated financial statements.)

The Company is currently pursuing various financing options for its real estate development activities of NBI Development. It is currently funding the construction activity out of existing cash; however, it will be necessary to obtain financing during the first or second quarter of fiscal 2000 in order to continue construction on phase one of the development.

Construction-in-progress totaled $97,000 at June 30, 1999 and included $76,000 for design and engineering costs related to a new crystal tank for the glass manufacturing facility. The Company estimates that it will cost approximately $1,735,000 to complete the outstanding construction-in-progress, all of which is expected to be completed during fiscal 2000. A majority of the estimated costs to complete the outstanding projects is related to the new crystal tank. The new tank will have an estimated useful life of 20 to 25 years, with major refurbishments costing approximately $500,000 required every seven years. The Company is currently pursuing various financing alternatives for this capital improvement.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at June 30, 1999, internally generated funds and, for L.E. Smith's requirements, short-term borrowings under an existing line of credit which expires on November 1, 1999. The Company is currently seeking a replacement for this line of credit.

TAX LOSS CARRYFORWARDS

As discussed in Note 7 to the accompanying consolidated financial statements, the Company has approximately $62 million of tax loss carryforwards. A valuation allowance of approximately $23 million has been established for the net deferred tax assets arising from the tax loss carryforwards because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized. Section 382 of the Internal Revenue Code would materially limit the amount of net operating loss carryforwards available for use in any single year if the Company were to experience a change of ownership as defined by Section 382.

YEAR 2000 COMPLIANCE

The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 problem will pose no significant operational problems. Substantially all of the machinery and equipment used by the Company's glass manufacturing operation is manually controlled and operated. In addition, the hotel operation is not significantly reliant on computer technology, with the exception of its reservation system, which is maintained and upgraded under a contract with Holiday Inns Franchising, Inc. and has already been upgraded and tested to be year 2000 compliant. The primary effect of the year 2000 issue is on the Company's accounting systems.

Year 2000 compliance will primarily be accomplished through purchases of new equipment and data processing hardware and software upgrades, with an estimated aggregate cost of approximately $285,000, a majority of which has already been purchased, and most of which was previously planned and necessitated by other technological needs of the Company. The upgrading or replacement of equipment which is non-compliant, as well as the related testing of such equipment is expected to be virtually complete by the end of the first quarter of fiscal 2000.

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

The Company presently believes that with the planned conversions to new hardware and software, the year 2000 issue will be mitigated without causing a material adverse impact on the operations of the Company. However, if such conversions are not completed timely, the year 2000 issue could have an impact on the operations of the Company. At this time, management does not believe that the impact and any resulting costs will be material.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 was originally to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 has deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of NBI, Inc.



We have audited the accompanying consolidated balance sheet of NBI, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBI, Inc. and subsidiaries at June 30, 1999, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

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

                                       /s/ BDO Seidman, LLP
                                       BDO Seidman, LLP


Denver, Colorado
August 19, 1999

                                    NBI, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999
                    (Amounts in thousands, except share data)

ASSETS

Current assets:
    Cash and cash equivalents                                                                  $         311
    Trading securities                                                                                    36
    Accounts receivable, less allowance for doubtful accounts of $223                                  1,243
    Inventories                                                                                        2,972
    Other current assets                                                                                 443
                                                                                               -------------
        Total current assets                                                                           5,005

Property, plant and equipment, net                                                                     4,140
Other assets                                                                                               9
Net long-term assets of discontinued operations                                                        3,666
                                                                                               -------------

                                                                                               $      12,820
                                                                                               -------------
                                                                                               -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current portion of notes payable                                 $       1,719
    Current portion of IRS debt and other income taxes payable                                         1,788
    Accounts payable                                                                                   1,372
    Accrued liabilities                                                                                  726
    Net current liabilities of discontinued operations                                                   173
                                                                                               -------------
        Total current liabilities                                                                      5,778

Long-term liabilities:
    Notes payable                                                                                        260
    Deferred income taxes                                                                                 92
    Postemployment disability benefits and other                                                         264
                                                                                               -------------

        Total liabilities                                                                              6,394
                                                                                               -------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock - $.01 par value; 5,000,000 shares
      authorized; 500,000 shares of Series A Cumulative Preferred
      Stock issued and outstanding (liquidation preference value of $5,000)                                5
    Capital in excess of par value - preferred stock                                                   4,562
    Common stock - $.01 par value (20,000,000 shares
      authorized; 10,115,520 shares issued)                                                              101
    Capital in excess of par value - common stock                                                      6,561
    Accumulated deficit                                                                               (3,935)
                                                                                               -------------
                                                                                                       7,294
Treasury stock, at cost (2,027,200 shares)                                                              (868)
                                                                                               -------------

        Total stockholders' equity                                                                     6,426
                                                                                               -------------

                                                                                               $      12,820
                                                                                               -------------
                                                                                               -------------


          See accompanying Notes to Consolidated Financial Statements.

                                    NBI, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended June 30, 1999 and 1998
                  (Amounts in thousands, except per share data)


                                                                           1999                1998
                                                                       -----------         -----------
Revenues:
   Sales                                                               $    14,721         $    12,233
                                                                       -----------         -----------

Costs and expenses:
   Cost of sales                                                            10,709               8,762
   Marketing, general and administrative                                     2,972               2,568
                                                                       -----------         -----------
                                                                            13,681              11,330
                                                                       -----------         -----------

Income from operations                                                       1,040                 903
                                                                       -----------         -----------

Other income (expense):
   Interest income                                                              26                   2
   Net loss on investments                                                    (347)                (39)
   Other income (expense)                                                       16                 (31)
   Interest expense                                                           (183)               (505)
                                                                       -----------         -----------
                                                                              (488)               (573)
                                                                       -----------         -----------
Income from continuing operations before
   provision for income taxes and extraordinary gain                           552                 330
Provision for income taxes                                                     (85)                (96)
                                                                       -----------         -----------
Income before discontinued operations
  and extraordinary gain                                                       467                 234
Loss from discontinued operations, net of
  income tax benefit of $92 in 1999 and $168 in 1998                          (189)               (352)
Extraordinary gain, net of income taxes of $149                                 --                 290
                                                                       -----------         -----------

Net income                                                                     278                 172

Dividend requirement on preferred stock                                       (251)                 --
                                                                       -----------         -----------

Income attributable to common stock                                    $        27         $       172
                                                                       -----------         -----------
                                                                       -----------         -----------


Income (loss) per common share - basic:
   Income before discontinued operations
     and extraordinary gain                                            $       .03         $       .03
   Loss from discontinued operations                                          (.03)               (.04)
   Extraordinary gain                                                           --                 .03
                                                                       -----------         -----------
   Net income                                                          $        --         $       .02
                                                                       -----------         -----------
                                                                       -----------         -----------

Income (loss) per common share - diluted:
   Income before discontinued operations
     and extraordinary gain                                            $       .03         $       .03
   Loss from discontinued operations                                          (.03)               (.04)
   Extraordinary gain                                                           --                 .03
                                                                       -----------         -----------
   Net income                                                          $        --         $       .02
                                                                       -----------         -----------
                                                                       -----------         -----------


          See accompanying Notes to Consolidated Financial Statements.

                                    NBI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended June 30, 1999 and 1998
                    (Amounts in thousands, except share data)


                                          Preferred Stock                         Common Stock
                              --------------------------------------   ------------------------------------
                                                          Capital in                             Capital in
                              Number of      (Par Value    Excess of   Number of    (Par Value    Excess of
                               Shares           $.01)      Par Value     Shares         $.01)    Par Value
                              --------       ----------    ---------   ----------   ----------   ----------
Balance July 1, 1997                --        $      --    $      --   10,005,020   $      100   $    6,178

Issued under
  Employee Stock
  Option Plan                       --               --           --      110,500            1           28

Utilization of
  pre-reorganization
  net operating loss
  carryforwards                     --               --           --           --           --           28

Compensation expense
  related to stock
  option extensions                 --               --           --           --           --           48

Other                               --               --           --           --           --           (2)

Net income for the year
  ended June 30, 1998               --               --           --           --           --           --
                              --------       ----------     --------   ----------   ----------   ----------

Balance June 30, 1998               --               --           --   10,115,520          101        6,280

Preferred stock with
  detachable warrants,
  issued in public offering,
  net of offering costs        500,000                5        4,562           --           --          281

Net income for the year
  ended June 30, 1999               --               --           --           --           --           --
                              --------       ----------     --------   ----------   ----------   ----------

Balance June 30, 1999          500,000       $        5     $  4,562   10,115,520   $      101   $    6,561
                              --------       ----------     --------   ----------   ----------   ----------
                              --------       ----------     --------   ----------   ----------   ----------



                            Accumulated        Treasury
                              Deficit            Stock                   Total
                         ----------------     -----------             ----------
Balance July 1, 1997     $         (4,385)    $      (868)               $1,025

Issued under
  Employee Stock
  Option Plan                         --                --                   29

Utilization of
  pre-reorganization
  net operating loss
  carryforwards                       --                --                   28

Compensation expense
  related to stock
  option extensions                   --                --                   48

Other                                 --                --                   (2)

Net income for the year
  ended June 30, 1998                172                --                  172
                              ----------        ----------           ----------

Balance June 30, 1998             (4,213)             (868)               1,300

Preferred stock with
  detachable warrants,
  issued in public offering,
  net of offering costs               --                --                4,848

Net income for the year
  ended June 30, 1999                278                --                  278
                              ----------        ----------           ----------

Balance June 30, 1999         $   (3,935)       $     (868)          $    6,426
                              ----------        ----------           ----------
                              ----------        ----------           ----------



        See accompanying Notes to Consolidated Financial Statements.

                                    NBI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 1999 and 1998
                             (Amounts in Thousands)

                                                                                          1999               1998
                                                                                       ----------        ------------
Cash flows from operating activities:

Net income                                                                             $      278        $        172

Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:

       Depreciation and amortization                                                          843                 738
       Utilization of pre-reorganization net operating loss carryforwards                      --                  28
       Provision for bad debts and returns                                                    191                  89
       Provision for write-down of inventories                                                289                  69
       Provision for write-down of note receivable                                             --                  10
       Provision for impairment of property and equipment
         and other long-term assets                                                            53                  --
       Loss (gain) on sales of property and equipment                                          (8)                 54
       Impairment of goodwill                                                                  --                 167
       Net unrealized loss (gain) on trading securities                                         1                 (53)
       Compensation expense related to stock option extensions                                 --                  48
       Deferred income tax benefit                                                           (131)                (28)
       Other                                                                                   12                  (2)
       Changes in assets -- decrease (increase):
           Accounts receivable                                                                (91)               (226)
           Inventory                                                                         (556)               (349)
           Trading securities                                                                 (37)                 --
           Other current assets                                                              (324)                 22
           Other assets                                                                        56                 (86)
       Changes in liabilities -- (decrease) increase:
           Obligations for short-sale transactions                                             --                 (58)
           Accounts payable and accrued liabilities                                           635                (259)
           Income tax related accounts                                                        (15)                 31
                                                                                       ----------        ------------

              Net cash flow provided by operating activities                                1,196                 367
                                                                                       ----------        ------------

Cash flows from investing activities:

   Proceeds from sales of property and equipment                                               16                   2
   Purchases of property and equipment                                                     (1,931)             (1,199)
                                                                                       ----------        ------------

              Net cash flow used in investing activities                                   (1,915)             (1,197)
                                                                                       ----------        ------------

                          (continued on following page)



          See accompanying Notes to Consolidated Financial Statements.

                                    NBI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 1999 and 1998
                             (Amounts in Thousands)

                                                                                           1999              1998
                                                                                       ----------        ------------

Cash flows from financing activities:

   Collections on notes receivable                                                    $        13         $         5
   Proceeds from issuance of preferred stock, net of offering costs                         4,848                  --
   Proceeds from borrowing                                                                     --                 105
   Proceeds from stock option exercises                                                        --                  29
   Payments on notes payable                                                                 (261)               (270)
   Net borrowings (payments) on line of credit                                                 (1)                837
   Payment on IRS debt                                                                     (3,500)                 --
                                                                                       ----------        ------------

           Net cash flow provided by financing activities                                   1,099                 706
                                                                                       ----------        ------------


Net increase (decrease) in cash and cash equivalents                                          380                (124)

Less change in cash and cash equivalents included
    in net assets of discontinued operations                                                 (278)                 --

Cash and cash equivalents at beginning of year                                                209                 333
                                                                                       ----------        ------------


Cash and cash equivalents at end of year                                               $      311        $        209
                                                                                       ----------        ------------
                                                                                       ----------        ------------





Supplemental disclosures of cash flow information:


   Interest paid                                                                       $      262        $        349
                                                                                       ----------        ------------
                                                                                       ----------        ------------

   Income taxes paid                                                                   $      108        $         88
                                                                                       ----------        ------------
                                                                                       ----------        ------------

   Noncash purchases of property, plant and equipment
     included in accounts payable at end of year                                       $      315        $        190
                                                                                       ----------        ------------
                                                                                       ----------        ------------

   Noncash issuance of note receivable for sale of
     inventory and equipment                                                           $       40        $         --
                                                                                       ----------        ------------
                                                                                       ----------        ------------







          See accompanying Notes to Consolidated Financial Statements.

                                    NBI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION: With the discontinuance of its NBI Properties, Inc.'s hotel operations, Willowbrook Properties, Inc.'s real estate development operations and Krazy Colors, Inc.'s children's paint manufacturing operations (see Note 3), the Company's continuing operations are solely in the glass manufacturing industry. The Company's glass manufacturing operation is located in southwestern Pennsylvania.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 80% owned children's paint manufacturing subsidiary. All significant intercompany accounts, transactions and profits have been eliminated. The Company records the minority interest in consolidated net assets equal to the minority's percentage ownership in the net assets of the subsidiary entity, to the extent the minority interest is positive. At June 30, 1999, the minority interest in the children's paint manufacturing subsidiary was a deficit balance and accordingly, was limited to zero. The minority's share of income (losses) is shown as a separate component of consolidated net income, if significant. In addition, the minority's share of losses are recorded only until the minority interest in the net asset of the subsidiary has been reduced to zero.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board (" FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 was originally to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 has deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

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

AVAILABLE FOR SALE: Marketable equity securities and debt securities not classified as either trading or held-to- maturity are classified as available-for-sale. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net gain (loss) on investments and other income (expense) when incurred. The cost of securities sold is based on the specific identification method. Interest and dividends earned on securities classified as available-for-sale, including any discount or premium amortization, are included in interest income as earned.

The Company computes realized gains or losses based upon the specific identification method.

INVENTORIES: Inventories are stated at the lower of cost (at standard which approximates first-in, first-out method) or market and were comprised of the following amounts which are presented net of reserves totaling $197,000:

                                                                    June 30,
                                                                      1999
                                                                      ----
                                                              (Amounts in thousands)
           Raw Materials                                           $       899
           Work in Process                                                 466
           Finished Goods                                                1,607
                                                                   -----------

                                                                   $     2,972
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

Identifiable intangible assets not covered by SFAS No. 121 and goodwill not identified with assets that are subject to an impairment loss under SFAS No. 121 are accounted for in accordance with Accounting Principal Board ("APB") Opinion No. 17. Under APB No. 17, the amortization periods of identifiable assets and goodwill are continually evaluated to determine if the useful lives should be revised. If the useful lives are changed, the unamortized cost would be allocated to the remaining periods in the revised useful lives. In addition, the Company periodically reviews the carrying values of its identifiable intangible assets and goodwill by comparing them to their estimated fair market value and expected future benefits of the assets to determine if an impairment exists under APB No. 17.

Property, plant and equipment: Capital assets are recorded at cost and are depreciated on a straight-line basis over the following lives:

           Asset Type                                                      Life
           ----------                                                      ----
           Land                                                            N/A
           Buildings and building improvements                             20-25 years
           Machinery and equipment                                         3-15 years
           Office furniture and fixtures                                   5-10 years
           Construction-in-progress                                        N/A

STOCK OPTION PLAN: The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan. Under APB No. 25, no compensation cost has been recognized for stock options granted, as the option price equals or exceeds the market price of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

REVENUE RECOGNITION: Revenue from sales of products is recognized when title passes, generally when the goods are shipped, except for goods shipped on consignment. Revenue is recognized from products shipped on consignment when the consignee sells the goods.

ADVERTISING COSTS: The Company expenses the production costs of advertising the first time the advertising takes place, except for costs related to the production of new catalogs. These costs are capitalized and amortized over two to three years, their expected period of future benefits. Included in other current assets at June 30, 1999 were capitalized catalog advertising costs of $100,000. These costs are net of accumulated amortization of $46,000.

The Company also has a contract for billboard advertising for the hotel. These costs were capitalized and are being amortized over ten years, the life of the contract. Included in net long-term assets of discontinued operations at June 30, 1999 were capitalized billboard costs of $10,000, which are net of accumulated amortization of $2,000.

Advertising expense from continuing operations was $157,000 and $131,000 for the years ended June 30, 1999 and 1998, respectively.

INCOME TAXES: The Company accounts for income taxes in conformity with SFAS
109. Under the provisions of SFAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences which result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

NET INCOME (LOSS) PER SHARE: During fiscal 1998, NBI, Inc. adopted SFAS No. 128, which provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share (see
Note 15).

COMPREHENSIVE INCOME: Effective July 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the years ended June 30, 1999 and 1998, the Company had no items of comprehensive income other than net income; therefore, a separate statement of comprehensive income has not been presented for these periods.

RECLASSIFICATIONS AND ADJUSTMENTS: Certain items in the 1998 financial statements have been reclassified to conform to the 1999 manner of presentation.

2.  GOING CONCERN

As discussed in Note 7, the remaining balance of $1.8 million of the Company's debt to the Internal Revenue Service ("IRS") is due on December 31, 1999. This condition raises substantial doubt about the Company's ability to continue as a going concern. In order to pay such amount, management intends to generate sufficient cash through the sale of the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. and Willowbrook Properties, Inc. (see Notes 3 and 7); however, there can be no assurance that the Company will be able to complete a sale of these properties prior to the due date of the IRS debt. The Company's ability to continue as a going concern is dependent upon obtaining funds sufficient to pay off the IRS debt when due. The accompanying financial statements do not contain any adjustments that might result from the outcome of this uncertainty. Management believes that after the Company has sold its real estate and hotel operations and pays off its IRS debt, it will generate sufficient future cash flows from its remaining operations to allow the Company to be a going concern.

3.  DISCONTINUED OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors' operation due to continuing losses incurred by the operation, as well as the business' inability to sustain long-term customers. On August 19,

1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. and Willowbrook Properties, Inc., in order to pay the IRS debt due on December 31, 1999 (see Notes 2 and 7). Therefore, the Company has discontinued its hotel, real estate development and children's paint manufacturing operations, and it has separately reported the income or loss from these segments as discontinued operations for the years ended June 30, 1999 and 1998 as follows:

                                                                   Children's
                                                                      Paint         Hotel         Land
                                                                 Manufacturing   Operations    Development      Total
                                                                 -------------   ----------    -----------   ----------
Fiscal Year 1999:

     Revenues from discontinued operations                        $      112     $    2,372    $       --    $    2,484
                                                                  ----------     ----------    -----------   ----------
                                                                  ----------     ----------    -----------   ----------

     Income (loss) from discontinued operations
       before income taxes                                        $     (125)    $       41    $        1    $      (83)
     Income tax benefit (provision)                                       43            (17)           (1)           25
                                                                  ----------     ----------    -----------   ----------
     Net income (loss) from discontinued operations                      (82)            24            --           (58)
                                                                  ----------     ----------    -----------   ----------
     Loss on disposal, including loss from operations
       from January 1, 1999
       through disposition of $18,000
       for the children's paint manufacturing                           (198)            --            --          (198)
     Income tax benefit                                                   67             --            --            67
                                                                  ----------     ----------    -----------   ----------
     Net loss on disposal                                               (131)            --            --          (131)
                                                                  ----------     ----------    -----------   ----------

     Net loss from discontinued operations                        $     (213)    $       24    $       --    $     (189)
                                                                  ----------     ----------    -----------   ----------
                                                                  ----------     ----------    -----------   ----------


Fiscal Year 1998:

     Revenues from discontinued operations                        $      286     $    2,174    $       --    $    2,460
                                                                  ----------     ----------    -----------   ----------
                                                                  ----------     ----------    -----------   ----------

     Loss from discontinued operations
       before income taxes                                        $     (449)    $      (50)   $      (21)   $     (520)
     Income tax benefit                                                  152             10             6           168
                                                                  ----------     ----------    -----------   ----------
     Loss from discontinued operations                                  (297)           (40)          (15)         (352)
     Loss on disposal                                                     --            --             --            --
                                                                  ----------     ----------    -----------   ----------

     Net loss from discontinued operations                        $     (297)    $      (40)   $      (15)   $     (352)
                                                                  ----------     ----------    -----------   ----------
                                                                  ----------     ----------    -----------   ----------

In determining the loss on disposal of its children's paint manufacturing operation, the Company has estimated the net realizable value of the disposal of the discontinued operation, including estimated costs and expenses directly associated with the disposal and estimated loss from operations through the expected disposal date. Because the Company expects a significant gain overall from the discontinued operations of both the hotel and land development, no amount has been recorded at June 30, 1999; the gain will be recognized when realized.

The net long-term assets of discontinued operations at June 30, 1999 consisted primarily of land, buildings, development costs, and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel (see Note 12). The net current liabilities of discontinued operations at June 30, 1999 consisted primarily of accounts payable and accrued liabilities, net of cash balances.

4.   INVESTMENTS IN SECURITIES

During the years ended June 30, 1999 and 1998, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded a net realized loss of $346,000 and a net unrealized loss of $1,000 on investments for the year ended June 30, 1999. For the year ended June 30, 1998, a net realized loss of $92,000 and a net unrealized gain of $53,000 were recorded.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At June 30, 1999, the Company had no short investment positions.

5.   OTHER CURRENT ASSETS

Included in other current assets totaling $443,000 at June 30, 1999, was a net receivable of $225,000 from investment trades made at the end of fiscal 1999 which did not settle until after year-end. Also included was restricted cash of $4,000, representing amounts held in trust for payments under self-insurance plans.

6.   PROPERTY, PLANT AND EQUIPMENT

                                                                         June 30,
                                                                           1999
                                                                           ----
                                                                   (Amounts in thousands)
       Land                                                             $      144
       Buildings                                                             1,235
       Machinery and equipment                                               4,772
       Office furniture and fixtures                                           288
       Construction in-progress                                                 97
                                                                        ----------
                                                                             6,536
       Accumulated depreciation                                             (2,396)
                                                                        ----------
                                                                        $    4,140
                                                                        ----------
                                                                        ----------

Total depreciation expense from continuing operations was $644,000 and $519,000 for the years ended June 30, 1999 and 1998, respectively. The Company estimates that it will cost approximately $1,735,000 to complete the outstanding construction in-progress, all of which is expected to be completed during fiscal 2000. A majority of the costs estimated to complete the outstanding projects is related to a new crystal tank for the glass manufacturing facility. Included in construction in-progress at June 30, 1999 were design and engineering costs totaling $76,000 related to this project. The new tank will have an estimated useful life of 20 to 25 years, with major refurbishments, costing approximately $500,000, required every seven years. The Company is currently pursuing various financing alternatives for this capital improvement.

7.     INCOME TAXES

IRS DEBT:

On April 28, 1998, the Company and the IRS entered into an amended payment agreement, revising the payment terms related to NBI Inc.'s IRS debt of $5,278,000. This agreement, effective April 9, 1998, revised the terms of the agreement in principal with the IRS effective October 1, 1995 and the original settlement agreement with the IRS dated June 12, 1991, as to NBI's federal tax liabilities for the fiscal years ended June 30, 1980 through 1988. Under the current agreement, $3,500,000 of the IRS debt was due on or before December 31, 1998, and the remaining balance of $1,778,000 is due on or before December 31, 1999. On December 31, 1998, the Company paid the IRS the $3.5 million installment due on that date from the proceeds of its preferred stock offering (see Note 13). The IRS debt continues to be collateralized by a security interest in all of the capital stock of American Glass, Inc. and NBI Properties, Inc.

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

In order to pay the remaining balance on the IRS debt, management intends to generate sufficient cash through the sale of the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. and Willowbrook Properties, Inc.; however, there can be no assurance the Company will be able to complete a sale of these properties prior to the due date of the IRS debt. The Company's ability to continue as a going-concern is dependent upon satisfaction of the IRS debt. (See Note 2.)

INCOME TAX PROVISION AND DEFERRED INCOME TAXES:

For the years ended June 30, 1999 and 1998, the benefit (provision) for income taxes was included in the consolidated statements of operations as follows:

                                                     1999                    1998
                                                  ----------              ---------
                                                       (Amounts in thousands)
     Continuing operations provision              $      (85)             $     (96)
     Discontinued operations benefit                      92                    168
     Extraordinary gain provision                         --                   (149)
                                                  ----------              ---------

                                                  $        7              $     (77)
                                                  ----------              ---------
                                                  ----------              ---------

The benefit (provision) for income taxes from continuing operations for the years ended June 30, 1999 and 1998 consisted of:

                                                     1999                    1998
                                                  ----------              ---------
                                                        (Amounts in thousands)
     Federal:
          Current                                 $      --               $      --
          Deferred                                       32                     (59)
                                                  ----------              ---------
                                                         32                     (59)
                                                  ----------              ---------
     State and other:
          Current                                      (137)                    (98)
          Deferred                                       20                      61
                                                  ----------              ---------
                                                       (117)                    (37)
                                                  ----------              ---------

     Total                                        $     (85)              $     (96)
                                                  ----------              ---------
                                                  ----------              ---------

In accordance with fresh-start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the United States Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. The Company utilized $0 and $28,000 of pre- reorganization net operating loss carryforwards in fiscal 1999 and 1998, respectively.

The reconciliation of income taxes from continuing operations at the U.S. federal statutory tax rate to the effective tax rate for the years ended June 30, 1999 and 1998 are as follows:

                                                                           1999                1998
                                                                       ------------        ------------
                                                                            (Amounts in thousands)
     Federal tax expense computed at 34% on
        income from continuing operations before
        provision for income taxes and extraordinary gain              $       (188)       $       (112)
     State taxes, net of federal benefit                                        (77)                (70)
     Change in the balance of the valuation
        allowance for deferred tax assets and other                             180                  86
                                                                       ------------        ------------

     Provision for income taxes from continuing operations             $        (85)       $        (96)
                                                                       ------------        ------------
                                                                       ------------        ------------

Significant components of the Company's deferred tax assets and liabilities as of June 30, 1999 were as follows:

                                                                        June 30,
                                                                          1999
                                                                      ------------
                                                                 (Amounts in thousands)
     Deferred tax assets:
         Current
              Deductible portion of IRS Settlement amount             $        308
              Reserve provisions and other                                     318
         Noncurrent
              Net operating loss carryforwards                              21,244
              Capital loss carryforwards                                     1,300
              Tax basis in subsidiaries                                        570
              Other - net                                                      100
                                                                      ------------
                   Total deferred tax assets                                23,840

         Valuation allowance for deferred tax assets                       (23,146)
                                                                      ------------

         Net deferred tax assets                                               694
                                                                      ------------

     Less deferred tax liabilities:
         Noncurrent
              Fixed asset depreciation/basis differences                       332
              Basis difference in fixed assets assumed
                  with Belle Vernon Holiday Inn acquisition                    454
                                                                      ------------

                   Total deferred tax liabilities:                             786
                                                                      ------------

         Net deferred tax liability                                   $         92
                                                                      ------------
                                                                      ------------

The net change in the valuation allowance was an increase of $421,000 for the year ended June 30, 1999, and a decrease of $351,000 for the year ended June 30, 1998. The valuation allowance of $23,146,000 at June 30, 1999 was established because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

The tax loss carryforward at June 30, 1999 is approximately $62,500,000, which expires in fiscal years 2004 through 2019. Section 382 of the Internal Revenue Code would materially limit the amount of net operating loss carryforwards available for use in any single year if the Company were to experience a change of ownership as defined by Section 382.

8.   ACCRUED LIABILITIES

                                                                     June 30,
                                                                       1999
                                                                     --------
                                                              (Amounts in thousands)
       Accrued interest                                              $     33
       Payroll and related benefits and taxes                             427
       Acquired liabilities under previously self-insured
          health and other benefit plans                                  124
       Other                                                              142
                                                                     --------
                                                                     $    726
                                                                     --------
                                                                     --------

9.     NOTES PAYABLE AND SHORT-TERM BORROWINGS

The following summarizes the Company's notes payable and short-term borrowings outstanding at:

                                                                                                   June 30,
                                                                                                      1999
                                                                                             ----------------------
                                                                                             (Amounts in thousands)
Revolving bank credit note of $2,000,000, due November 1, 1999, interest at bank's prime rate (7.75% at June 30, 1999) plus 1/2% or less, depending upon attainment of certain financial ratios as defined in the agreement;
  collateralized by a first security interest in all accounts receivable, inventories and personal property of the glass manufacturing
  company.                                                                                      $       1,489

Bank note payable in monthly installments of $10,834 plus interest at bank's prime rate (7.75% at June 30, 1999) plus 1/2% or less, depending upon the attainment of certain financial ratios, commencing on June 1, 1997, with the outstanding principal balance plus accrued interest due in full on May 1,
  2002. The note is cross-collateralized with the glass manufacturing
  company's revolving bank credit note.                                                                   390

Revolving line of credit from the Company's CEO; interest at ten percent;
  outstanding principal and interest due in full on December 31, 1999                                     100
                                                                                                -------------

Total notes payable and short-term borrowings                                                           1,979

Less current portion                                                                                    1,719
                                                                                                -------------

Long-term portion of notes payable                                                              $         260
                                                                                                -------------
                                                                                                -------------


At June 30, 1999, the principal maturities of notes payable and short-term borrowings for the subsequent fiscal years ending June 30 are: 2000 -$1,719,000; 2001 - $130,000; and 2002 - $130,000.

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

See also Note 12 regarding notes payable related to discontinued operations.

10.  POSTEMPLOYMENT BENEFITS AND OTHER LONG-TERM LIABILITIES

The Company provides health care, life insurance, and disability benefits for eligible active employees. Prior to adoption of SFAS No. 112, the Company recognized and funded the cost of these benefits over the employees' working lives, except for self-insured long-term disability costs which were recognized monthly as the disability continued. SFAS No. 112 requires the Company to accrue the expected costs over the employee service period.

The Company's current health, life insurance and disability benefits are fully insured. Accordingly, the Company has no further liability and no accrual is needed. However, the Company previously had a disability benefit plan that was self-insured, under which payments are still being made. In accordance with SFAS No. 112, the Company accrued the present value of the expected payments discounted at 10%, as of July 1, 1994, of $271,000. The expected payments were calculated based upon the earlier of the expected duration of each individual's disability or the time remaining until the individual reaches the age of 65, at which time the benefits cease. The total liability for post-employment benefits outstanding at June 30, 1999 was $184,000, of which $170,000 was classified as long-term and was included in post-employment benefits and other long-term liabilities.

11.  EMPLOYEE BENEFIT PLANS

The Company has contributory savings and retirement 401(k) plans for a majority of its employees in its continuing operations. An employee may elect to contribute up to 15% of their compensation during each plan year, subject to the maximum allowed by the IRS. The Company's contributions to the union employees' plan is governed by a union labor contract. Under the terms of the L.E. Smith Glass Company's Union Contract effective September 7, 1998, the employer's contribution rate increased from i) $.12 to $.20 per hour worked for eligible employees with less than ten years of services and from ii) $.19 to $.30 per hour worked for eligible employees with ten or more years of service. The Company's contributions to its other plans are determined by the Board of Directors. Effective October 1998, the L.E. Smith Glass Company's Non-Union 401(K) Plan employer contribution rate changed from 2% to 4% of the employee wages. No liability exists for any future contributions, except as may subsequently be determined by the Board of Directors. The contributions expense from continuing operations for these plans totaled $103,000 and $58,000 for the years ended June 30, 1999 and 1998, respectively.

12.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS:

The Company leases various office facilities and equipment. The office facilities and equipment leases from continuing operations have expiration dates that extend through April 2004. Total rental expense for continuing operations was $120,000 and $108,000 for the years ended June 30, 1999 and 1998, respectively.

The future minimum rental commitments for continuing operations for the next five fiscal years, under non-cancelable leases, are: 2000 - $99,000; 2001 -$45,000, 2002 - $17,000; 2003 - $10,000; and 2004 - $7,000.

OTHER COMMITMENTS AND CONTINGENCIES - DISCONTINUED OPERATIONS:

The hotel has an outstanding bank mortgage note payable of $959,000 at June 30, 1999, included in net long-term assets from discontinued operations. Principal and interest at 8.85% is payable in monthly installments of $8,933. The note is due in full on July 1, 2007 and is collateralized by a first security interest in the hotel's assets. The hotel's bank mortgage note contains covenants requiring maintenance of a minimum cash flow to debt service ratio and specifying the maximum amount of capital expenditures that can be made in any year. In addition, it prohibits certain activities of the hotel without the bank's approval, including the creation of debts or liens, sales of assets and participation in any mergers or acquisitions.

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

Construction on phase I of the project began in April 1999, with an anticipated construction period of approximately fourteen months from commencement. The construction costs are projected to be approximately nine million dollars. NBI Development is currently seeking commercial financing to pay for a significant portion of the construction costs of the project.

In March 1999, the Company entered into a lease agreement with a national grocery store chain to lease a significant portion of the expected total rentable square footage of the first phase of NBI Development's land development project. The lease is contingent upon NBI Development's completion of a suitable building pad for the tenant, which has been completed and was accepted by the tenant on September 1, 1999. The agreement provides the tenant a set construction allowance from NBI Development which they will use to construct the building. The tenant is required to begin paying rent on the earlier of (a) the tenant's opening of the building for business with the public; or (b) the later of (i) ten months after NBI Development delivers a completed building pad to the tenant; (ii) all improvements to the common areas necessary for operation of the supermarket to be operating in the building are completed; and (iii) all improvements shown on the highway occupancy permit are completed.

In April 1999, NBI Development entered into a construction contract for site work totaling $1.2 million on phase one of its land development project. This site work is scheduled to be completed in September 1999. NBI Development is required to make monthly progress payments based upon the work completed, and as of June 30, 1999, had paid approximately $315,000 related to the contract.

In conjunction with NBI's acquisition of Krazy Colors, Inc. in February 1995, the stock purchase agreement provided for continuing annual royalty payments to the sellers, including NBI's CEO, based upon gross margin performance. Royalties are calculated based upon gross margin in excess of $150,000 in any calendar year and will be earned at the rate of twenty percent when the gross margin is greater than $150,000 and less than or equal to $300,000, twenty-five percent when the gross margin is greater than $300,000 and less than or equal to $450,000, and thirty percent when the gross margin is greater than $450,000. No royalties were incurred during the fiscal years ended June 30, 1999 and 1998 and the Company does not expect any royalties to be earned in the future (see also Notes 3 and 17).

13.  STOCKHOLDERS' EQUITY

The Company has authorized 20,000,000 shares of $.01 par value common stock. At June 30, 1999, 10,115,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,088,320 shares issued and outstanding at June 30, 1999.

At the Company's annual meeting held on October 14, 1998, the stockholders approved an amendment to the Company's Certificate of Incorporation authorizing issuance of up to 5,000,000 shares of preferred stock with a par value of $.01 per share. The Company has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock with cumulative dividends from the date of original issue, accruing semi-annually, commencing June 30, 1999, and each December 31 and June 30 thereafter, at the annual rate per share of either (a) $1.00 in cash, or (b) .11 additional shares of Series A Preferred Stock, at the option of the holder, until December 31, 2004. Subsequent to December 31, 2004, the annual dividend rate per share will increase to either
(a) $1.10 in cash or (b) .12 additional shares of Series A Preferred Stock, at the option of the holder. The Series A Cumulative Preferred Stock has a liquidation preference of $10 per share and is entitled to receive all accrued and unpaid dividends through the date of distribution. In addition, the Series A Cumulative Preferred Stock is redeemable at the option of the Company beginning January 1, 1999. The redemption price would be as follows for each calendar year: $11.00 per share if redeemed in 1999, $10.80 in 2,000, $10.60 in 2001, $10.40 in 2002, $10.20 in 2003, and $10.00 in 2004 and thereafter.

The Company has registered and reserved 1,000,000 shares of the Series A Cumulative Preferred Stock through its Registration Statement on Form SB-2, effective November 9, 1998, in connection with its public offering of units consisting of (a) one share of the Series A Cumulative Preferred Stock, and
(b) two warrants to purchase the Company's common stock at $1.20 per share. In addition, 550,000 shares of the Series A Cumulative Preferred Stock and 2,000,000 shares of the Company's common stock have been registered and reserved for payment-in- kind of the preferred stock dividends and for the exercise of the common stock purchase warrants, respectively.

As of June 30, 1999, the Company had sold 500,000 units and thus issued 500,000 shares of Series A Cumulative Preferred Stock and 1,000,000 common stock purchase warrants in connection with this offering. The sale of these units resulted in net proceeds of $4.8 million. The Company filed the related amendments to its Certificate of Incorporation and Certificate of Designation with the Delaware Secretary of State during the quarter ended December 31, 1998. For the year ended June 30, 1999, the Company reported a dividend requirement totaling approximately $251,000 attributable to its preferred stock.

On August 19, 1999, the Board of Directors of NBI declared the first semi-annual dividend on it outstanding Series A Cumulative Preferred Stock, payable on September 3, 1999 to holders of record as of August 19, 1999.

The stockholders also approved an amendment that allows the Company to effect a reverse stock split of either 1 for 2.5, 1 for 3, or 1 for 4 shares, at the discretion of the Board of Directors. Further, the Board of Directors has the discretion not to effect a reverse stock split, and to-date, has not taken any action regarding this matter.

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with its acquisition of Krazy Colors, Inc. These warrants are exercisable through December 31, 2002. As of June 30, 1999, no warrants had been exercised. (See also Note 17.)

14.  STOCK OPTIONS

The Employee Stock Option Plan was established pursuant to the Company's Plan of Reorganization. At June 30, 1999, 885,750 shares were reserved under the Employee Stock Option Plan. Options granted under this plan have an exercise price of no less than fair market value and no more than 150% of fair market value. The employee options are exercisable for a period of five years from the date of the grant, unless previously forfeited. During fiscal 1998, the Company extended 201,000 options held by certain executives for an additional five years and recorded related noncash compensation expense of $48,000. These options were fully vested prior to the extension date. Options vest over four years at 25% per year with vesting continuing as long as the optionee is employed by the Company. Options are forfeited by the optionee three months following termination of employment with the Company. The options granted under this plan prior to fiscal 1996 are intended to be non-qualified stock options. Those issued subsequent to fiscal 1995 are intended to be incentive stock options.

Options to purchase 150,000 shares of stock were outstanding at July 1, 1997, that were issued to directors of the Company during fiscal 1993. These options were not issued pursuant to an existing stock option plan and were immediately exercisable on the grant date. All of these options were either exercised or forfeited during fiscal 1998.

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

At June 30, 1999, 450,000 shares were reserved for options issued outside of the Stock Option Plan.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost been determined based upon the fair value at the grant date for the options, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended June 30, 1999 and 1998 would have been reduced to the proforma amounts as follows:

                                                                                     1999                    1998
                                                                                 ------------            ------------
                                                                                        (amounts in thousands,
                                                                                        except per share data)
Net income attributable to common stock - as reported                            $         27            $        172
                                                                                 ------------            ------------
                                                                                 ------------            ------------

Net income attributable to common stock - proforma                               $          8            $         81
                                                                                 ------------            ------------
                                                                                 ------------            ------------

Net income per common share - as reported                                        $         --            $        .02
                                                                                 ------------            ------------
                                                                                 ------------            ------------

Net income per common share - proforma                                           $         --            $        .01
                                                                                 ------------            ------------
                                                                                 ------------            ------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the grants issued or extended during fiscal 1996 through fiscal 1999: no dividend yield; expected volatility of 43.35% to 45.61%; risk-free interest rate of 5.51% to 6.18%; and expected lives of 4 to 4.75 years.

During the initial phase-in period of SFAS 123, the above numbers do not include the effect of options granted prior to July 1, 1995.

The following table summarizes, by number of shares, option transactions under all plans:

                                              Employee            Other                         Weighted-Average
                                               Plan              Options               Total     Exercise Price
                                            ----------          ---------           ----------   --------------

     Outstanding July 1, 1997                  570,500            550,000            1,120,500   $       .66
          Granted(1)                           301,500            400,000              701,500           .63
          Exercised                            (10,500)          (100,000)            (110,500)          .26
          Forfeited(1)                        (301,000)          (450,000)            (751,000)          .65
                                            ----------          ---------           ----------

     Outstanding June 30, 1998                 560,500            400,000              960,500           .69
          Granted                                   --                 --                   --            --
          Exercised                                 --                 --                   --            --
          Forfeited                                 --                 --                   --            --
                                            ----------          ---------           ----------

     Outstanding June 30, 1999                 560,500            400,000              960,500           .69
                                            ----------          ---------           ----------
                                            ----------          ---------           ----------

     Options exercisable
       at June 30, 1999                        424,125            400,000              824,125   $       .69
                                            ----------          ---------           ----------
                                            ----------          ---------           ----------

     (1) Amounts include options for 201,000 shares and 400,000 shares under the employee plan and other, respectively, that were extended during fiscal 1998.

                                             Employee             Other
                                               Plan              Options
                                            ----------          ---------
     Weighted-average fair value of
       options granted for the year
       ended June 30, 1999                  $       --          $      --
                                            ----------          ---------
                                            ----------          ---------

     Weighted-average fair value of
       options granted for the year
       ended June 30, 1998                  $      .26          $      --
                                            ----------          ---------
                                            ----------          ---------

The following table summarizes information about the stock options outstanding at June 30, 1999:

                                                                                     Weighted-Average
                                                                                        Remaining
                     Exercise             Number                Number                 Contractual
                       Price            Outstanding           Exercisable                  Life
                     --------           -----------           -----------            ----------------
                     $   .38               216,000               216,000                3.15 years
                     $   .59               100,500                25,125                3.42 years
                     $   .77               400,000               400,000                4.25 years
                     $   .88               244,000               183,000                1.45 years
                                       -----------           -----------

                                           960,500               824,125
                                       -----------           -----------
                                       -----------           -----------

15.  INCOME (LOSS) PER COMMON SHARE

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

The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income (loss) before discontinued operations and extraordinary gain for the years ended June 30, 1999 and 1998:

                                                                      1999                        1998
                                                                      ----                        ----
                                                                Basic      Diluted        Basic          Diluted
                                                              --------     -------       -------         --------
                                                                             (Amounts in thousands
                                                                             except per share data)
Income before discontinued
   operations and extraordinary gain                          $    467     $   467       $   234         $    234

Dividend requirement on preferred stock                           (251)       (251)           --               --
                                                              --------     -------       -------         --------

Income before discontinued operations and
  extraordinary gain attributable to common stock             $    216     $   216       $   234         $    234
                                                              --------     -------       -------         --------
                                                              --------     -------       -------         --------

Weighted average number of common
  shares outstanding                                             8,088       8,088         8,077            8,077
                                                              --------                   -------
                                                              --------                   -------

Assumed conversions of stock options                                           370                            129
                                                                           -------                       --------

                                                                             8,458                          8,206
                                                                           -------                       --------
                                                                           -------                       --------

Income per common share before
    discontinued operations and
    extraordinary gain                                        $    .03     $   .03       $   .03         $    .03
                                                              --------     -------       -------         --------
                                                              --------     -------       -------         --------

For the year ended June 30, 1999, all of the Company's stock options and warrants outstanding, except for the warrants with an exercise price of $1.20, were included in the computation of diluted earnings per share, while only the Company's $.25, $.38, and $.59 stock options were included in the computation of diluted earnings per share for the year ended June 30, 1998, because their exercise prices were less than the average market price of the common stock outstanding.

The options and warrants outstanding at June 30, 1999 were as follows:

                                                              Number
                       Exercise                            Outstanding at
                        Price                              June 30, 1999
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
                                                              ---------

                                                              3,660,500
                                                              ---------
                                                              ---------

16.  SEGMENT INFORMATION

With the discontinuance of its hotel, real estate development and children's paint manufacturing operations, the Company's continuing operations are solely in the glass manufacturing industry. The Company's glass manufacturing operation is located in southwestern Pennsylvania.

The Company's glass manufacturer sells its glass giftware primarily to traditional and specialty retailers, manufacturers/wholesalers and the food service market throughout the United States. L.E. Smith Glass Company currently has one significant customer. Sales to this customer totaled approximately 31% and 41% of NBI's consolidated revenues from continuing operations in fiscal 1999 and 1998, respectively. In addition, this customer constituted approximately 7% of the Company's consolidated accounts receivable at June 30, 1999, while one other customer, a national retailer, comprised another 15% of the accounts receivable balance.

The glass manufacturer purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on comparable terms.

As of June 30, 1999, approximately 77% of the Company's employees in its continuing operations were covered by a collective bargaining agreement that was renegotiated in September 1998 and expires on August 31, 2001.

17.  RELATED PARTY TRANSACTIONS

In February 1995, the Company entered into an agreement to purchase 80% of the outstanding stock of Krazy Colors effective January 1, 1995. Prior to this agreement, the Company's Chief Executive Officer ("CEO"), Jay H. Lustig, owned 55% of the outstanding stock of the manufacturer. Subsequent to this transaction, the CEO owns 11% of the stock in Krazy Colors, Inc. As a part of the purchase agreement, the sellers are eligible to receive continuing annual royalty payments based upon gross margin performance in excess of specified amounts (see Notes 3 and 12). NBI's CEO will receive 55% of any such royalty payments. No royalties were incurred by the Company during fiscal years ended June 30, 1999 or 1998, and no royalties are expected to be earned in the future. In addition, in conjunction with the purchase agreement, the sellers were issued warrants to purchase 1.7 million shares of the Company's common stock, including warrants to purchase 935,000 shares issued to the Company's CEO, at a price of $.89 per share. All of the warrants are still outstanding and are exercisable through December 31, 2002.

During fiscal 1999 and 1998, the Company utilized a stock brokerage firm, which is 100% owned by its CEO, to execute certain transactions on its behalf. However, NBI uses another unrelated company to act as custodian and clearing firm for its investment assets. Gross revenues earned by the brokerage firm related to investment transactions by NBI in fiscal 1999 and 1998 totaled $10,000 and $1,000, respectively, on purchase and sale transactions totaling $19,216,000 and $1,250,000 before fees, respectively.

During fiscal 1998, the Company borrowed a total of $100,000 from its Chief Executive Officer for working capital needs. This amount was included in short-term borrowings at June 30, 1999. The borrowings are subject to the terms of a revolving line of credit note which provides for interest to be paid at the rate of ten percent per annum. The entire principal amount outstanding is due and payable in full on December 31, 1999.

The Company believes that these transactions were in its best interests, were on terms no less favorable to the Company than could be obtained from unaffiliated third parties and were in connection with bona fide business purposes of the Company.

18.  FOURTH QUARTER RESULTS

During the fourth quarter of fiscal 1999, the Company recorded an additional inventory provision to cost of goods sold totaling $125,000. This was the result of its annual physical inventory count at L.E. Smith.

                                    PART III


Items 9, 10, 11, and 12 are hereby incorporated by reference to the Annual Meeting Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             3.   Articles of Incorporation and Bylaws
                  a.  Restated Certificate of Incorporation(7)
                  b.  Restated Bylaws(3)
                  c. Form of Certificate of Designation of Series A Preferred Stock(6)

             10.  Material Contracts
                  a.  NBI, Inc. Employee and Director Stock Option Plan(1)
                  b. Form of NBI, Inc. Director Non-Qualified Stock Option Agreement(1)
                  c. Form of NBI, Inc. Chief Executive Officer Non-Qualified Stock Option Agreement(1)
                  d.  Krazy Colors, Inc. Stock Purchase Agreement (2)
                  e.  Krazy Colors, Inc. Shareholder Agreement (2)
                  f.  Jay H. Lustig Warrant Certificate (2)
                  g.  Belle Vernon Motel Corporation Land Lease Agreement (3)
                  h. Agreement between L.E. Smith Glass Company and The American Flint Glass Workers' Union (7)
                  i. Amended Payment Agreement with the Internal Revenue Service(4)
                  j. Consulting Agreement between the Company and Morris D. Weiss(5)
                  k.  Revolving Line of Credit from Chief Executive Officer(5)
                  l.  Shopping Center Lease with SuperValu Holdings, Inc. (8)

             21.  Subsidiaries of Registrant
                  a.  See Item 1 - Business, herein

             23.  Consent of Independent Accountant(9)

             27.  Financial Data Schedule
                  a. For the year ended June 30, 1999(9)
                  b. Restated for the year ended June 30, 1998(9)

       (b)   Reports on Form 8-K:
                  No reports on Form 8-K were filed during the fourth quarter ended June 30, 1999.

 ------------------------------------

     (1)  Incorporated by reference to Registration Statement No. 33-73334.
     (2) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1994.
     (3) Incorporated by reference to the Company's report on Form 10-KSB for the year ended June 30, 1995.
     (4) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended March 31, 1998.
     (5) Incorporated by reference to the Company's report on Form 10-KSB for the year ended June 30, 1998.
     (6)  Incorporated by reference to Registration Statement No. 333-63053.
     (7) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1998.
     (8) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended March 31, 1999.
     (9)  Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NBI, Inc.




September 20, 1999                     By:   /s/ JAY H. LUSTIG
------------------                        -----------------------------------
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

 /s/ MARJORIE A. COGAN              Chief Financial Officer, Secretary         September 20, 1999
---------------------------   (Principal Financial and Accounting Officer)     ------------------
 Marjorie A. Cogan


 /s/ JAY H. LUSTIG                   Chief Executive Officer, Director         September 20, 1999
---------------------------            (Principal Executive Officer)           ------------------
 Jay H. Lustig


 /s/ MARTIN J. NOONAN                            Director                      September 20, 1999
---------------------------                                                    ------------------
 Martin J. Noonan