Form 10-K405/A
period 1999-06-30
NBI INC
filed 1999-10-28
CIK 313518

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

Documents  incorporated  by  reference:    None

                                   PART III

ITEM  9.  DIRECTORS  AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS

The Bylaws of the Company specify that the Board of Directors shall consist of three directors, however, only two seats are currently filled and there is one vacancy on the Board. It is not presently contemplated that such vacancy will be filled. Each director is elected to serve for a term of one year and until his successor is duly elected and qualified.

The  Directors  of  the  Company  are  as  follows:

Jay H. Lustig          Chairman of the Board and Chief Executive Officer;
                       Director since  February  1992

Martin  J.  Noonan     Managing  Director;  Director  since  April  1994

JAY H. LUSTIG, age 44, has been Chairman of the Board since February 1992 and Chief Executive Officer since October 1993, although he began acting in the capacity of Chief Executive Officer in September 1992. Mr. Lustig has also been President of J.H.L. Holdings, Inc., an investment management firm, since 1989, and President of Equibond, Inc., a securities broker-dealer and member of the National Association of Securities Dealers, Inc., since 1995. In addition, he is Chairman of the Board of National Bancshares Corporation of Texas, a four-bank holding company headquartered in San Antonio, Texas.

MARTIN J. NOONAN, age 47, has been with the Company for thirteen years and has been Managing Director of NBI, Inc. since June 1993 with the responsibility for managing the day-to-day activities within the Company. He has also been President of L.E. Smith Glass Company, a wholly-owned subsidiary of NBI, since October 1997. In addition, he was General Manager of the systems integration operation from June 1992 to June 1994 and Director of Marketing from September 1986 to June 1992. Mr. Noonan is also a licensed stock broker for Equibond, Inc.


EXECUTIVE  OFFICERS

JAY H. LUSTIG is the Chairman of the Board and Chief Executive Officer of the Company (the "Named Officer"). He has been on the Board since February 1992. Mr. Lustig has performed the functions of a chief executive officer since September 25, 1992, but only assumed the title of Chief Executive Officer on October 1, 1993, the effective date of his employment agreement with the Company. Prior to October 1, 1993, Mr. Lustig received no compensation for performing the functions of the chief executive officer.

MARTIN J. NOONAN has been with the Company for thirteen years and has been Managing Director of NBI, Inc. since June 1993 with the responsibility for managing the day-to-day activities within the Company. He has also been President of L.E. Smith Glass Company, a wholly-owned subsidiary of NBI, since October 1997. In addition, he was General Manager of the systems integration operation from June 1992 to June 1994, and Director of Marketing from
September 1986 to June 1992. He has been on the Board of Directors since April 1994. Mr. Noonan is also a licensed stock broker for Equibond, Inc.

MARJORIE A. COGAN has been Chief Financial Officer of the Company since October 1997, with responsibility for managing the accounting and finance functions of the Company. She has also been Secretary of the Company since May 1993 and was previously Corporate Controller of the Company from May 1993 until October 1997. Ms. Cogan has been with NBI for twelve years; prior to joining NBI, Ms. Cogan was an auditor with a Denver-based CPA firm for four years. Ms. Cogan graduated from Regis University summa cum laude with a bachelor's degree in accounting and business administration and obtained her CPA license in 1983.

MORRIS D. WEISS has been Senior Vice President and General Counsel since April 1997 with responsibilities for overseeing and managing the legal affairs of the Company. Prior to joining the Company, Mr. Weiss was a partner with the law firm of Weil, Gotshal & Manges, LLP from January 1994 until April 1997, and had been an associate at such firm since October 1985. In addition, Mr. Weiss has been General Counsel of Equibond, Inc. since April 1997, and Senior Vice President and General Counsel of National Bancshares Corporation of Texas since April 1997.

The Company has no other executive officers as defined under the Securities Exchange Act of 1934.


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes all forms required by Section 16(a) during the fiscal year ended June 30, 1999 were timely filed.


ITEM  10.    EXECUTIVE  COMPENSATION

Following is information regarding the compensation of the Company's CEO and Managing Director (the "Named Executive Officers"). The Company has no other executive officers whose total annual salary and bonus exceeded $100,000.

The summary compensation table following contains information regarding the compensation of the Named Executive Officers for services rendered in all capacities during fiscal years 1999, 1998 and 1997.



                                         SUMMARY COMPENSATION TABLE



                                               Annual Compensation

                                                              Other Annual
                                 Fiscal    Salary    Bonus    Compensation
Name and Principal Position       Year       ($)      ($)          ($)

Jay H. Lustig,                      1999  $ 60,000        --    $ 6,475(1)
Chief Executive Officer             1998  $ 60,000        --    $ 6,475(1)
                                    1997  $ 60,000  $ 22,000         --

Martin J. Noonan,                   1999  $ 90,000  $ 15,000         --
Managing Director                   1998  $ 90,000        --         --
                                    1997  $ 90,000        --         --



                                                 Long Term Compensation

                               Restricted     Securities Underlying     All Other
                              Stock Awards           Options           Compensation
Name and Principal Position       ($)                  (#)                  ($)

Jay H. Lustig,                       --                   --               --
Chief Executive Officer              --            400,000(2)              --
                                     --                   --               --

Martin J. Noonan,                    --                   --               --
Managing  Director                   --                   --               --
                                     --            100,500(3)              --


 (1)      Value  of  personal  use  of  company  vehicle.

 (2)      During fiscal 1998, the expiration date of these options was extended to October 1, 2003, with no change  in  the exercise price or other terms of the options.  These options were originally granted under the  terms  of  his  employment  agreement,  and  were  scheduled  to  expire  on  October  1,  1998.

 (3)      During fiscal 1998, the expiration date of these options was extended to August 27, 2002, with no change  in  the exercise price or other terms of the options.  These options were originally granted under the  Company's  employee  stock  option  plan  and  were  scheduled  to  expire  on  August  27,  1997.





OPTION  GRANTS  IN  LAST  FISCAL  YEAR

No options were granted to the Named Executive Officers during the fiscal year ended June 30, 1999.

The following table shows that the Named Executive Officers did not exercise any stock options during the fiscal year ended June 30, 1999 and states the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 1999. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of Common Stock.



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES



                                                          Number of Securities
                    Shares Acquired                       Underlying Unexercised
                      on Exercise       Value Realized     Options at FY-End (#)
Name                     (#)                 ($)         Exercisable/Unexercisable
-----------------   ----------------   ---------------   -------------------------

Jay H. Lustig                --                  --      400,000(2)            0

Martin J. Noonan             --                  --      100,500(3)            0


                      Value of Unexercised In-the-
                      Money Options at FY-End ($)
                       Exercisable/Unexercisable
Name                             (1)
-----------------     ----------------------------

Jay H. Lustig         $ 79,500                $ 0

Martin J. Noonan      $ 59,169                $ 0


(1) Based on the closing stock price as of June 30, 1999 of the underlying shares of common stock of $.96875 per share, less the per share exercise price of $.77 for J. Lustig and the per share exercise price of $.38 for M. Noonan.

(2) Includes 400,000 shares underlying options issued during fiscal 1994 in conjunction with the Named Officer's employment agreement. During fiscal 1998, the expiration date of these options was extended to October 1, 2003.

(3) Consists of 100,500 shares issuable upon exercise of options. During fiscal 1998, the expiration date of these options was extended to August 27, 2002.



DIRECTOR COMPENSATION

Directors who are not employees of the Company receive a fee of $1,000 per regular meeting, $500 per telephonic meeting, $500 per committee meeting (except when attended in conjunction with a Board meeting) and reimbursement of expenses incurred in attending meetings. No directors' fees were incurred during fiscal 1999, as all directors were also employees of the Company.


EMPLOYMENT AND SEVERANCE AGREEMENTS

The Company entered into an employment agreement effective October 1, 1993, with Jay H. Lustig (the "CEO Agreement"). Pursuant to the terms of the CEO Agreement, Mr. Lustig became an employee and Chief Executive Officer of the Company as of October 1, 1993. Under the terms of this agreement, the Company pays Mr. Lustig an annual salary of $60,000.

Mr. Lustig's position as CEO of the Company is a part-time position to which he is required to dedicate no less than one-third of normal executive business hours. In addition to Mr. Lustig's salary, the CEO Agreement provides that the Company will pay Mr. Lustig an annual bonus of 10% of the Company's pre-tax profits, if any, derived from all sources, but only to the extent such 10% figure exceeds Mr. Lustig's base salary. Mr. Lustig remains eligible for such bonus for twelve months after his termination from the position of CEO. The Company has accrued, but not paid a $22,000 bonus for fiscal year 1997, under the terms of this agreement. No other amounts have been paid or accrued under the terms of this agreement, since its inception.

In addition to the salary and bonus described above, the CEO Agreement required that Mr. Lustig be granted a non-qualified stock option to purchase 400,000 shares of the Company's common stock at an exercise price of $.77 per share. Such price was approximately 400% of certain historic trading levels of the Company's common stock. This option was effective as of October 1, 1993, was fully vested as of October 1, 1997 and is still outstanding. On January 13, 1998, the Company extended the expiration date of these options to October 1, 2003.

The CEO Agreement runs for one year terms which automatically renew on July 1, unless terminated in writing by a majority of the Board of Directors prior to such renewal date. As there was no action to terminate the CEO Agreement, it automatically renewed for an additional one year term on July 1, 1999.

Effective April 7, 1997, the Company entered into a consulting agreement with Morris D. Weiss. The agreement is for an initial term of three years and automatically renews for successive one year periods unless one of the parties elects not to extend the agreement. The agreement provides for Mr. Weiss to be paid an annual consulting fee of $75,000 and requires the Company to grant Mr. Weiss a stock option on terms similar to those available to other senior executives. During fiscal year 1998, Mr. Weiss was granted an option to acquire 100,500 shares of common stock.


                ITEM 11.  BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, as of September 30, 1999 by (i) persons, including groups, known to the Company to own beneficially more than five percent (5%) of the outstanding common stock of the Company, (ii) each director and nominee for director, (iii) each Named Officer and (iv) all executive officers and directors as a group. A person is deemed to be a beneficial owner of common stock that can be acquired by such person within 60 days from September 30, 1999, upon the exercise of warrants or options.



                                    Amount and Nature         Total as
Name and Address of                    Beneficial             Percent
Beneficial Owner                       Ownership              of Class

Jay H. Lustig                          1,874,565 (1)            19.86%
P.O. Box 505
Belle Vernon, PA  15012

Martin J. Noonan                         100,500 (2)             1.23%
1880 Industrial Circle, Suite F
Longmont, CO  80501

Hakatak Enterprises, Inc.                 928,645                11.46%
PO Box 1623
Pacific Palisades, CA  90272

Harry J. and Patricia S. Brown            961,000                11.86%
16079 Mesquite Circle
Fountain Valley, CA  92708

Transamerica Occidental Life
  Insurance Co.                           445,029                 5.49%
1150 Olive Street
Los Angeles, CA  90015

All Executive Officers and Directors    2,115,890(3)             21.89%
  as a Group (4 persons)

(1)     Includes 400,000 shares issuable upon exercise of options and 935,000 shares issuable upon exercise of warrants.  Also includes 324,565 shares owned by an investment partnership in which he has an ownership interest and as to which he has sole voting and investment power.

(2)     Consists of 100,500 shares issuable upon exercise of options.

(3)     Includes 626,125 shares issuable upon exercise of options and 935,000 shares issuable upon exercise of warrants.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 1995, the Company entered into an agreement to acquire 80% of the outstanding stock of Krazy Colors, Inc., a small children's paint manufacturing company, effective as of January 1, 1995. Prior to this agreement the Company's Chief Executive Officer (CEO), Jay H. Lustig, owned
55% of the outstanding stock of the manufacturer. Under the purchase agreement, the Company paid $288,000 in cash for the stock, including $158,000 paid to NBI's CEO. In addition, the sellers are eligible to receive continuing annual royalty payments equal to a specified percentage of annual gross margin. No royalties were incurred by the Company during the fiscal years ended June 30, 1999 and 1998 and no royalties are expected to be earned in the future due to the Company's discontinuance of this operation in fiscal 1999. In conjunction with the purchase agreement, the sellers were issued warrants to purchase a total of 1.7 million shares of NBI's common stock, including warrants to purchase 935,000 shares issued to the Company's CEO, at a price of $.89 per share. These warrants are exercisable through December 31, 2002.

During fiscal 1999 and 1998, the Company utilized Equibond, Inc., a securities broker-dealer, which is 100% owned by its CEO, to execute certain transactions on its behalf. However, NBI uses another unrelated company to act as custodian and clearing firm for its investment assets. Gross revenues earned by Equibond related to investment transactions by NBI in fiscal 1999 and 1998, totaled $10,000 and $1,000, respectively, on purchase and sale transactions totaling $19,216,000 and $1,250,000, respectively, before fees.

During fiscal 1998, the Company borrowed $100,000 from its CEO for working capital needs. The borrowings are subject to the terms of a revolving line of credit. In September 1999, Willowbrook Properties borrowed $155,000 from its CEO to fund development costs incurred on Phase I of its land development project. The borrowings are subject to the terms of a promissory note payable. Both the line of credit and the promissory note payable provide for interest to be paid at the rate of ten percent per annum and are due and payable in full on December 31, 1999.

The Company's CEO has personally guaranteed a $500,000 letter of credit for the benefit of the Commonwealth of Pennsylvania, Department of Transportation, required in order for Willowbrook Properties to commence certain road improvements mandated by the Pennsylvania Department of Transportation in conjunction with Phase I of its land development project. In addition, in conjunction with the Company's efforts to obtain construction financing for Phase I of the development, Mr. Lustig had committed to personally guarantee the repayment of such construction financing and to guarantee the completion of Phase I of the development.

The Company believes that these transactions were in its best interests, were on terms no less favorable to the Company than could be obtained from unaffiliated third parties and were in connection with bona fide business purposes of the Company. As a matter of policy, any future transactions between the Company and any of its executive officers, directors or principal stockholders will be subject to these same standards and will be approved by a majority of the disinterested members of the Board of Directors.

                                   SIGNATURES



Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NBI, INC.




October 28, 1999                        By:    /s/ Marjorie A. Cogan
                                                 Marjorie A. Cogan
                                         Chief Financial Officer, Secretary