Form 10QSB
period 1999-09-30
NBI INC
filed 1999-11-22
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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


State  of  Incorporation                                IRS Employer I.D. Number
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

                                                 [X]  YES             [  ]  NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                         Outstanding  at November 16, 1999
Common Stock, par value $.01 per share                    8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                     For Quarter Ended September 30, 1999







PART    I  -  FINANCIAL  INFORMATION



Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 11

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     12 - 15


PART  II - OTHER INFORMATION                                       16


                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)




                                                                       September  30,  June 30,
                                                                             1999        1999
                                                                         (Unaudited)
                                         ASSETS
                                        --------


Current assets:
 Cash and cash equivalents                                                 $    77   $   311
 Trading securities                                                             --        36
 Accounts receivable, less allowance for doubtful accounts
   of $236 and $223, respectively                                            1,920     1,243
 Inventories                                                                 2,670     2,972
 Other current assets                                                          241       443
                                                                           --------  --------
 Total current assets                                                        4,908     5,005

Property, plant and equipment, net                                           4,103     4,140
Other assets                                                                    10         9
Net long-term assets of discontinued operations                              4,211     3,666
                                                                           --------  --------

                                                                           $13,232   $12,820
                                                                           ========  ========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                        --------------------------------------

Current liabilities:
 Short-term borrowings and current portion
   of notes payable                                                        $ 2,112   $ 1,719
 Current portion of IRS debt and other income taxes payable                  1,795     1,788
 Accounts payable                                                            1,112     1,372
 Accrued liabilities                                                           702       726
 Net current liabilities of discontinued operations                            273       173
                                                                           --------  --------
 Total current liabilities                                                   5,994     5,778

Long-term liabilities:
 Notes payable                                                                 228       260
 Deferred income taxes                                                          92        92
 Postemployment disability benefits and other                                  259       264
                                                                           --------  --------
 Total liabilities                                                           6,573     6,394
                                                                           --------  --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized; 507,421 and 500,000 shares of Series A Cumulative Preferred Stock issued and outstanding, respectively (liquidation preference value of $5,074 and
   $5,000, respectively)                                                         5         5
 Capital in excess of par value - preferred stock                            4,632     4,562
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,130,520 and 10,115,520 shares issued, respectively                       101       101
 Capital in excess of par value - common stock                               6,566     6,561
 Accumulated deficit                                                        (3,777)   (3,935)
                                                                           --------  --------
                                                                             7,527     7,294
 Less treasury stock, at cost (2,027,200 shares)                              (868)     (868)
                                                                           --------  --------
 Total stockholders' equity                                                  6,659     6,426
                                                                           --------  --------

                                                                           $13,232   $12,820
                                                                           ========  ========




                                    See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)




                                                                     Three Months Ended
                                                                       September 30,
                                                                      1999      1998


Revenues:
 Sales                                                                $3,848   $3,898
                                                                      -------  -------

 Costs and expenses:
 Cost of sales                                                         2,696    2,682
 Marketing, general and administrative                                   745      686
                                                                      -------  -------
                                                                       3,441    3,368
                                                                      -------  -------

 Income from operations                                                  407      530

Other income (expense):
 Net gain on investments                                                  48       --
 Other income and expenses, net                                            3       12
 Interest expense                                                        (48)     (51)
                                                                      -------  -------
                                                                           3      (39)
                                                                      -------  -------

Income from continuing operations before provision for income taxes      410      491
Provision for income taxes                                               (28)     (57)
                                                                      -------  -------

Income before discontinued operations                                    382      434
Income (loss) from discontinued operations, net of
  income tax benefit of $21 and expense of $8, respectively               28       (1)
                                                                      -------  -------

Net income                                                               410      433

Dividend requirement on preferred stock                                 (126)      --
                                                                      -------  -------

Income attributable to common stock                                   $  284   $  433
                                                                      =======  =======


Income per common share - basic and diluted:
 Income before discontinued operations                                $  .03   $  .05
 Income (loss) from discontinued operations                              .01       --
                                                                      -------  -------
 Net income                                                           $  .04   $  .05
                                                                      =======  =======


Weighted average number of common shares outstanding                   8,100    8,088
                                                                      =======  =======









                                See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)




                                                   Three  Months  Ended
                                                       September  30,
                                                        1999    1998


Cash flows from operating activities:
Net income                                             $ 410   $ 433
Adjustments to reconcile net income to net cash
  flow provided by operating activities:
 Depreciation and amortization                           241     193
 Provision for bad debts and returns                      16      21
 Provision for (reversal of) writedown of inventories     (6)     40
 Loss (gain) on sales of property and equipment           --      (8)
 Net unrealized loss (gain) on trading securities         (2)     --
 Changes in assets -- decrease (increase):
 Trading securities                                       38      --
 Accounts receivable                                    (709)   (632)
 Inventories                                             316     (45)
 Other current assets                                    215     (56)
 Other assets                                             --     (32)
 Changes in liabilities -- (decrease) increase:
 Accounts payable and accrued liabilities               (299)    415
 Income tax related accounts                              11       7
                                                       ------  ------
 Net cash flow provided by operating activities          231     336
                                                       ------  ------

Cash flows from investing activities:
 Proceeds from sales of property and equipment            --       9
 Purchases of property and equipment                    (797)   (338)
                                                       ------  ------
 Net cash flow used in investing activities             (797)   (329)
                                                       ------  ------

Cash flows from financing activities:
 Collections from notes receivable                        12       2
 Dividends paid on preferred stock                      (182)     --
 Proceeds from stock options exercised                     5      --
 Proceeds from borrowings                                155      --
 Payments on notes payable                               (39)    (66)
 Net borrowings on line of credit                        394     103
                                                       ------  ------
 Net cash flow provided by financing activities          345      39
                                                       ------  ------

Net increase (decrease) in cash and cash equivalents    (221)     46

Less change in cash and cash equivalents included
  in net assets of discontinued operations               (13)     --

Cash and cash equivalents at beginning of period         311     209
                                                       ------  ------

Cash and cash equivalents at end of period             $  77   $ 255
                                                       ======  ======








                            See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                              Three  Months  Ended
                                                 September  30,
                                                     1999  1998




Supplemental disclosures of cash flow information:

 Interest paid                                        $ 65  $71
                                                      ====  ===

 Income taxes paid                                    $ 35  $27
                                                      ====  ===


 Noncash purchases of property, plant, and equipment
   included in accounts payable at end of period      $264  $82
                                                      ====  ===






































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


Note  2  -  Going  Concern

As discussed in Note 7, the remaining balance of $1.8 million of the Company's debt to the Internal Revenue Service ("IRS") is due on December 31, 1999.
This condition raises substantial doubt about the Company's ability to continue as a going concern. In order to pay such amount, management intends to generate sufficient cash through the sale of the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. ("NBI Properties") and Willowbrook Properties, Inc., d/b/a NBI Development Corporation ("Willowbrook Properties") (see Notes 4 and 7); however, there can be no assurance that the Company will be able to complete a sale of these properties prior to the due date of the IRS debt. The Company's ability to continue as a going concern is dependent upon obtaining funds sufficient to pay off the IRS debt when due. The accompanying financial statements do not contain any adjustments that might result from the outcome of this uncertainty. Management believes that after the Company has sold its real estate and hotel operations and pays off its IRS debt, it will generate sufficient future cash flows from its remaining operations to allow the Company to be a going concern.


Note  3  -  Cash  and  Cash  Equivalents

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


Note  4  -  Discontinued  Operations

 On December 31, 1998, the Company established a plan to dispose of its Krazy Colors, Inc. ("Krazy Colors") operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties, in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Note 7). Therefore, the Company has
discontinued its children's paint manufacturing, hotel and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the quarters ended September 30, 1999 and 1998 as follows:



                                      Children's                 Real
                                        Paint         Hotel      Estate
                                   Manufacturing    Operations Development   Total



For  the  Quarter  Ended  September  30,  1999:
-----------------------------------------------

 Revenues from discontinued operations    $21          $686         $ --      $707
                                          ====         =====        =====     =====

 Income from discontinued operations
   before income taxes                    $--          $ 49         $  --     $ 49
 Income tax provision                      --           (21)           --      (21)
                                          ---          -----        -----     -----
 Net income from discontinued operations   --            28            --       28
 Loss on disposal                          --            --            --       --
                                          ---          -----        -----     -----

 Net income from discontinued operations  $--          $ 28         $  --     $ 28
                                          ===          =====        =====     =====


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



For  the  Quarter  Ended  September  30,  1998:
-----------------------------------------------

 Revenues from discontinued operations        $ 31   $679   $--   $710
                                              =====  =====  ====  =====

 Income (loss) from discontinued operations
   before income taxes                        $(65)  $ 73   $(1)  $  7
 Income tax benefit (expense)                   22    (29)   (1)    (8)
                                              -----  -----  ----  -----
 Income (loss) from discontinued operations    (43)    44    (2)    (1)
 Loss on disposal                               --     --    --     --
                                              -----  -----  ----  -----
 Net income (loss) from discontinued
    operations                                $(43)  $ 44   $(2)  $ (1)
                                              =====  =====  ====  =====




In determining the loss on disposal of its children's paint manufacturing operation, which was recorded during the second quarter of fiscal 1999, the Company estimated the net realizable value of the disposal of the discontinued operation, including estimated costs and expenses directly associated with the disposal and estimated loss from operations through the expected disposal date. However, because the Company expects a significant gain overall from the discontinued operations of both the hotel and land development, no amount has been recorded related to these disposals; the gain will be recognized when realized.

The net long-term assets of discontinued operations at September 30, 1999 consisted primarily of land, buildings, development costs, and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current liabilities of discontinued operations at September 30, 1999 consisted primarily of accounts payable and accrued liabilities, net of cash balances.


Note  5  -  Investments  in  Securities  and  Obligations  from  Short-Sale
Transactions

During the three months ended September 30, 1999, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. Realized and unrealized investment gains of $46,000 and $2,000, respectively, were recorded for the quarter ended September 30, 1999. The Company held no investments and had no realized or unrealized gains or losses for the quarter ended September 30, 1998.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At September 30, 1999, the Company had no investment positions.


Note  6  -  Inventories

Inventories are comprised of the following amounts which are presented net of reserves totaling $207,000:



               September  30,
                   1999
         (Amounts  in  thousands)




 Raw materials    $  801
 Work in process     426
 Finished goods    1,443
                  ------
                  $2,670
                  ======


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  7  -  Income  Taxes

IRS  Debt:

On April 28, 1998, the Company and the IRS entered into an amended payment agreement, revising the payment terms related to NBI Inc.'s IRS debt of $5,278,000. This agreement, effective April 9, 1998, revised the terms of the agreement in principal with the IRS effective October 1, 1995 and the original settlement agreement with the IRS dated June 12, 1991, with respect to NBI's federal tax liabilities for the fiscal years ended June 30, 1980 through 1988. Under the current agreement, $3,500,000 of the IRS debt was due and paid on December 31, 1998, and the remaining balance of $1,778,000 is due on or before December 31, 1999. The IRS debt continues to be collateralized by a security interest in all of the capital stock of American Glass, Inc., d/b/a L.E. Smith Glass Company ("L.E. Smith") and NBI Properties. Provided no event of default occurs prior to payment of the IRS debt in full, NBI will not be obligated to pay any interest from July 1, 1997 forward, related to the debt.

In order to pay the remaining balance on the IRS debt, management intends to generate sufficient cash through the sale of the assets or capital stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties; however, there can be no assurance the Company will be able to complete a sale of these properties prior to the due date of the IRS debt. The Company's ability to continue as a going-concern is dependent upon satisfaction of the IRS debt (See Note 2).

Income  tax  provision:

For the three months ended September 30, 1999 and 1998, the Company recorded income tax provisions from continuing operations of $28,000 and $57,000, respectively. These provisions include state and other income taxes and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three months ended September 30, 1999 and 1998.


Note  8  -  Stockholders'  Equity

The Company has authorized 20,000,000 shares of $.01 par value common stock. At September 30, 1999, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at September 30, 1999.

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At September 30, 1999, 507,421 shares of Series A Cumulative Preferred Stock were issued and outstanding.

On August 19, 1999, the Board of Directors declared the first semi-annual dividend on its outstanding Series A Cumulative Preferred Stock to holders of record as of August 19, 1999. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the elections of the holders.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  9  -  Income  Per  Common  Share

The Company reports earnings per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 issued by the Financial
Accounting Standards Board. The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income before discontinued operations:



                                             For  the  quarters  ended
                                                  September  30,
                                              1999              1998
                                         Basic   Diluted   Basic   Diluted
                                              (Amounts  in  thousands
                                              except  per  share  data)



 Income before discontinued operations   $  382   $  382   $  434  $  434

Dividend requirement on preferred stock    (126)    (126)      --      --
                                         -------  -------  ------  ------

Income before discontinued operations
  attributable to common stock           $  256   $  256   $  434  $  434
                                         =======  =======  ======  ======

Weighted average number of common
  shares outstanding                      8,100    8,100    8,088   8,088
                                         =======  ======   ======  ======

Assumed conversions of stock options                 163              179
                                                  -------          ------

                                                   8,263            8,267
                                                  =======          ======

Income per common share
  before discontinued operations         $  .03   $  .03   $  .05  $  .05
                                         =======  =======  ======  ======




For the three months ended September 30, 1999, stock options outstanding with an exercise price of $.38, $.59 and $.77 per share were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock during such period. Stock options outstanding with an exercise price of $.25 per share were also included in the computation of diluted earnings per share for the three months ended September 30, 1998; these options were not outstanding during the quarter ended September 30, 1999.

The  options  and  warrants outstanding at September 30, 1999 were as follows:



                   Number
Exercise       Outstanding  at
Price       September  30,  1999




Stock options:
  .38               201,000
  .59               100,500
  .77               400,000
  .88               244,000

Warrants:
  .89             1,700,000
 1.20             1,000,000
                  ---------
                  3,645,500
                  =========

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  10  -  Comprehensive  Income

Effective July 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the three months ended September 30, 1999 and 1998, the Company had no items of comprehensive income other than net income; therefore, a separate statement of comprehensive income has not been presented for these periods.


Note  11  -  Seasonal  Variations  of  Operations

Excluding the effect of its significant customer, L.E. Smith typically has its strongest revenue performance during the first and second fiscal quarters due to seasonal variations. Generally, the fourth fiscal quarter's revenue is moderately lower than in the first and second quarters, while the third fiscal quarter's revenue is usually significantly lower than the other quarters. However, historically these trends have been materially affected by fluctuations in the timing of orders from its significant customer, which does not have consistent trends.


Note  12  -  Related  Party  Transactions

The Company's Chief Executive Officer ("CEO"), Jay Lustig, has proposed to purchase a majority of the assets of Willowbrook Properties and all of the capital stock of NBI Properties. The Company is submitting the transaction to its disinterested shareholders for approval at its Fiscal 1999 Annual Meeting of Stockholders.

In September and November 1999, Mr. Lustig advanced Willowbrook Properties $155,000 and $159,740, respectively, to fund development costs incurred on Phase I of its land development project. Concurrently with the closing of the proposed Willowbrook Properties sale transaction, such amounts will be deemed to be expenses of the buyer. In the event the closing does not occur on this transaction, NBI will repay the CEO such amounts on a due date to be determined at that time, with interest at the rate of ten percent per annum since the dates of the advances.

The Company's CEO has personally guaranteed a $500,000 letter of credit for the benefit of the Commonwealth of Pennsylvania, Department of Transportation ("PennDOT"), required in order for Willowbrook Properties to commence certain road improvements mandated by PennDOT in conjunction with Phase I of its land development project. In addition, in conjunction with the Company's efforts to obtain construction financing for Phase I of the development, Mr. Lustig has committed to personally guarantee the repayment of such construction financing and to guarantee the completion of Phase I of the development.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        FIRST QUARTER, FISCAL YEAR 2000


The statements in this discussion contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are not historical facts. The forward-looking statements are based upon the Company's current expectations and are subject to known and unknown risks, uncertainties, assumptions and other factors. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual results could differ materially from those contemplated
by  the  forward-looking  statements.    Factors  that  may  affect  such
forward-looking statements include, among others, ability to obtain financing, loss of significant customers, reliance on key personnel, competitive factors and pricing pressures, availability of raw materials, labor disputes, investment results, limitations on the utilization of net operating loss carryforwards, adequacy of insurance coverage, inflation and general economic conditions.

RESULTS  OF  OPERATIONS

Revenues from continuing operations totaling $3,848,000 for the first quarter of fiscal 2000 decreased slightly from $3,898,000 for the three months ended September 30, 1998. As expected, L.E. Smith experienced a significant decline, approximately $300,000, in revenue from its largest customer, as well as the absence of $392,000 in revenues related to an order from a nonrecurring customer included in the first quarter of fiscal 1999. However, these declines were significantly offset by sustained revenue growth from its other customers.

Revenues from continuing operations are expected to decline substantially for the three months ended December 31, 1999, compared to the same period in the prior fiscal year, because L.E. Smith expects a substantial decline in revenues from its largest customer which is only expected to be partially offset by increased business from its other customers. Revenues from continuing operations are expected to decrease significantly for the second quarter of fiscal 2000 compared to the first quarter of fiscal 2000 due to a significant decline in revenues expected from L.E. Smith's largest customer which is only expected to be partially offset by increased business from its other customers. The Company is still in the process of hiring a new sales representative to concentrate on increasing the volume of the glass decorating business in order to help offset the effect of the continuing decline in revenues from L.E. Smith's largest customer.

Cost of sales from continuing operations as a percentage of related revenue was 70.1% for the quarter ended September 30, 1999, compared to 68.8% for the same period in fiscal 1999. The resulting decline in gross margin was primarily due to significantly higher depreciation expense, resulting from a large amount of capital improvements made in the prior fiscal year, and general cost increases. However, these increased costs were partially offset by a $42,000 credit resulting from the reversal of excess reserves for a prior self-insured workmen's compensation plan and lower inventory reserve provisions during the first quarter of fiscal 2000.

Cost of sales from continuing operations as a percentage of related revenue for the second quarter of fiscal 2000 is expected to be significantly higher compared to the second quarter of fiscal 1999, due to significantly higher depreciation expense, general cost increases and a substantial decline in expected sales volume which will cause unfavorable absorption of fixed costs. Cost of sales from continuing operations as a percentage of related revenue for the second quarter of fiscal 2000 is expected to be moderately higher compared to the first quarter of fiscal 2000, due to general cost increases and a significant decline in expected sales volume which will cause unfavorable absorption of fixed costs.

Marketing, general and administrative expenses from continuing operations totaled $745,000 and $686,000 for the three months ended September 30, 1999 and 1998, respectively. The increase was primarily related to increased sales commissions resulting from increased sales from outside sales representatives, while the Company experienced a significant decline in revenues from its largest customer, which is a house account and is not subject to outside sales commissions.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2000 - CONTINUED


Marketing, general and administrative expenses are expected to increase moderately for the three months ended December 31, 1999, compared to both the same period in the prior fiscal year and the first quarter of fiscal 2000, due to general cost increases.

For the three months ended September 30, 1999, the Company recorded a realized gain on investments of $46,000 and an unrealized gain on investments of $2,000 compared to no gain or loss on investments for the same period in the prior fiscal year. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At September 30, 1999, the Company had no investment positions.

The Company recorded provisions for income taxes from continuing operations of $28,000 and $57,000 the first quarter of fiscal 2000 and 1999, respectively, primarily due to the inclusion of Pennsylvania state income tax provisions. The state income tax provisions are related to the Company's Pennsylvania operations and are based upon book income, because the continuing operations do not have any net operating loss carryforwards available in Pennsylvania. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no non-cash components included in the income tax provisions for the three months ended September 30, 1999 or 1998.

DISCONTINUED  OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors' operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Notes 4 and 7 to accompanying consolidated financial statements). Therefore, the Company has discontinued its children's paint manufacturing, hotel, and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the quarters ended September 30, 1999 and 1998.

Revenues from discontinued operations totaled $707,000 for the first quarter of fiscal 2000 compared to $710,000 for the same period of the prior fiscal year.

The Company recorded net income from discontinued operations of $28,000 for the three months ended September 30, 1999 compared to a net loss from discontinued operations of $1,000 for the same period of the prior fiscal year. The improvement resulted primarily from the absence of a loss from the Krazy Colors operation because the estimated loss on disposal of this operation was accrued for during fiscal 1999. In determining the loss on disposal of its Krazy Colors operation, which was recorded during the second quarter of fiscal 1999, the Company estimated the net realizable value of the disposal of the discontinued operation, including estimated costs and expenses directly associated with the disposal and estimated loss from operations through the expected disposal date. However, because the Company expects a significant gain overall from the discontinued operations of both the hotel and land development, no amount has been recorded related to these disposals; the gain will be recognized when realized.

The net long-term assets of discontinued operations at September 30, 1999 consisted primarily of land, buildings, development costs, and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current liabilities of discontinued operations at September 30, 1999 consisted primarily of accounts payable and accrued liabilities, net of cash balances.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2000 - CONTINUED


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets increased $412,000 to $13.2 million at September 30, 1999 from $12.8 million at June 30, 1999. The increase was primarily due to a significant increase in trade accounts receivable resulting from the increased revenues in September 1999 compared to June 1999. The Company had negative working capital of $1.1 million at September 30, 1999, compared to negative working capital of $773,000 at June 30, 1999. The increase in the working capital deficit was primarily due to cash and proceeds from investment trades receivable, included in other current asset at June 30, 1999, used to fund a portion of the land development costs incurred during the first quarter of fiscal 2000 and included in long-term assets from discontinued operations at September 30, 1999.

The Company has a final installment of $1.8 million on the IRS debt which is due on or before December 31, 1999. In order to pay such amount, management intends to generate sufficient cash through the sale of the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties; however, there can be no assurance that the Company will be able to complete a sale of these properties prior to the due date of the IRS debt. The Company's ability to continue as a going concern is dependent upon obtaining funds sufficient to pay off the IRS debt when due. Management believes that after the Company has sold its real estate and hotel operations and pays off its IRS debt, it will generate sufficient future cash flows from its remaining operations to allow the Company to be a going concern.

The Company's CEO has proposed to purchase a majority of the assets of Willowbrook Properties and all of the capital stock of NBI Properties. The
Company is submitting the transaction to its disinterested shareholders for approval at its Fiscal 1999 Annual Meeting of Stockholders.

The Company expects to pay the cash dividends on its outstanding preferred stock through existing working capital and internally generated funds, including cash potentially available from L.E. Smith through dividend payments to the parent Company. However, L.E. Smith's bank loan agreement limits the ability to pay and the amount of dividends payable by L.E. Smith.

During the three months ended September 30, 1999, the Company funded the construction activity for phase I of its Willowbrook Properties' development out of existing cash, proceeds from investment trades receivable at June 30, 1999 and a $155,000 advance from its CEO. Subsequent to September 30, 1999, the Company received an additional advance of $159,740 from its CEO to pay for construction costs. The Company has recently received a commitment for commercial financing to pay for a significant portion of the construction costs of phase I of its land development project. The Company expects to close on this financing at the end of November. However, significant additional equity contributions will be required by the Company during the construction period of phase I. The Company intends to sell the development in order to generate cash for its IRS payment due on December 31, 1999 and to minimize its required additional equity contributions.

Construction-in-progress from continuing operations totaled $176,000 at September 30, 1999 and included $76,000 for design and engineering costs related to a new crystal tank for the glass manufacturing facility. The Company estimates that it will cost approximately $1,735,000 to complete the outstanding construction-in-progress, all of which is expected to be completed during fiscal 2000. A majority of the estimated costs to complete the outstanding projects is related to the new crystal tank. The new tank will have an estimated useful life of 20 to 25 years, with major refurbishments, costing approximately $500,000, required every seven years. The Company is currently pursuing various financing alternatives for this capital improvement.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at September 30, 1999, internally generated funds and, for L.E. Smith's requirements, short-term borrowings under an existing line of credit.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2000 - CONTINUED


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

Year 2000 compliance will primarily be accomplished through purchases of new equipment and data processing hardware and software upgrades, with an estimated aggregate cost of approximately $285,000, a majority of which has already been purchased and most of which was previously planned and necessitated by other technological needs of the Company. The upgrading or replacement of equipment which is non-compliant, as well as the related testing of such equipment is now virtually complete.

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

The Company presently believes that with the completed conversions to new hardware and software, the year 2000 issue will be mitigated without causing a material adverse impact on the operation of the Company. However, if such conversions are not sufficiently, the year 2000 issue could have an impact on the operation of the Company. At this time, management does not believe that the impact and any resulting costs will be material.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits

             27.    Financial  Data  Schedule

                    a.  For the quarter ended September 30, 1999
                    b.  Restated for the quarter ended September 30, 1998

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999 or subsequently.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   NBI,  INC.




 November  22,  1999                      By:   /s/ Marjorie A. Cogan
     (Date)                                     Marjorie  A.  Cogan
                                           As  a  duly  authorized  officer
                                        Chief  Financial  Officer,  Secretary