Form 10QSB
period 1999-12-31
NBI INC
filed 2000-02-22
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1999

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

                                              [X]    YES          [    ]    NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class                                         Outstanding at February 17, 2000
--------------------------------------        --------------------------------
Common Stock, par value $.01 per share                             8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                      For Quarter Ended December 31, 1999




                                                                PAGE
                                                              _______
PART    I  -  FINANCIAL  INFORMATION



Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 14

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     15 - 18


PART  II - OTHER INFORMATION                                       19


                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)



                                                                   December 31,   June 30,
                                                                       1999        1999
                                                                  ______________  ________
                                                                   (Unaudited)
                                          ASSETS
                                          ______

Current assets:
 Cash and cash equivalents                                             $    66   $   311
 Trading securities                                                         --        36
 Accounts receivable, less allowance for doubtful
    accounts of $240 and $223, respectively                              1,330     1,243
 Inventories                                                             2,847     2,972
 Other current assets                                                      253       443
 Net current assets of discontinued operations                              59        --
                                                                       --------  --------
 Total current assets                                                    4,555     5,005

Property, plant and equipment, net                                       4,129     4,140
Note receivable from related party                                       2,700        --
 Other assets                                                                7         9
Net long-term assets of discontinued operations                          1,553     3,666
                                                                       --------  --------

                                                                       $12,944   $12,820
                                                                       ========  ========


               LIABILITIES AND STOCKHOLDERS' EQUITY
               -------------------------------------

Current liabilities:
 Short-term borrowings and current portion
   of notes payable                                                    $ 1,925   $ 1,719
 Current portion of IRS debt and other income taxes payable              1,389     1,788
 Accounts payable                                                        1,194     1,372
 Accrued liabilities                                                       467       726
 Net current liabilities of discontinued operations                         --       173
                                                                       --------  --------
        Total current liabilities                                        4,975     5,778
 Long-term liabilities:
 Notes payable                                                             195       260
 Deferred income taxes                                                      92        92
 Postemployment disability benefits                                        256       264
 Deferred gain from sale of discontinued operation, net of taxes           880        --
                                                                       --------  --------
 Total liabilities                                                       6,398     6,394
                                                                       --------  --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized;
   507,421 and 500,000 shares of Series A Cumulative Preferred
   Stock issued and outstanding, respectively (liquidation
   preference value of $5,074 and $5,000, respectively)                      5         5
 Capital in excess of par value - preferred stock                        4,632     4,562
 Common stock - $.01 par value; 20,000,000 shares
   authorized; 10,130,520 and 10,115,520 shares issued, respectively       101       101
 Capital in excess of par value - common stock                           6,566     6,561
 Accumulated deficit                                                    (3,890)   (3,935)
                                                                       --------  --------
                                                                         7,414     7,294
 Less treasury stock at cost (2,027,200 shares)                           (868)     (868)
                                                                       --------  --------
       Total stockholders' equity                                        6,546     6,426
                                                                       --------  --------

                                                                       $12,944   $12,820
                                                                       ========  ========




                                  See accompanying notes.


                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)



                                                  Three Months Ended        Six Months Ended
                                                     December  31,             December 31,
                                                      1999     1998        1999     1998

Revenues:
 Sales                                               $3,113   $4,331       $6,961    $8,229
                                                     -------  -------      -------   -------

Costs and expenses:
   Cost of sales                                      2,471    2,942        5,167     5,624
   Marketing, general and administrative                734      741        1,479     1,427
                                                     -------  -------      -------   -------
                                                      3,205    3,683        6,646     7,051
                                                     -------  -------      -------   -------

 Income (loss) from operations                          (92)     648          315     1,178

Other income (expense):
 Net gain on investments                                  9       --           57        --
 Other income and expenses, net                           7        2           10        14
 Interest expense                                       (49)     (45)         (97)      (96)
                                                     -------   -------     -------   -------
                                                        (33)     (43)         (30)      (82)
                                                     -------   -------     -------   -------
 Income (loss) from continuing operations before
   income taxes                                        (125)     605          285     1,096
Income tax benefit (provision)                            7     (169)         (21)     (228)
                                                     -------   -------     -------   -------

Income (loss) before discontinued operations           (118)     436          264       868
Income (loss) from discontinued operations,
   net of income tax benefit (provision) of $(3),
   $95, $(24) and $89, respectively                       5     (185)          33      (184)
                                                     -------   -------     -------   -------
Net income (loss)                                      (113)     251          297       684

Dividend requirement on preferred stock                (126)      --         (252)       --
                                                     -------   -------     -------   -------

Income (loss) attributable to common stock          $  (239)   $  251       $  45    $  684
                                                     =======   =======     =======   =======



 Income (loss) per common share - basic:
    Income (loss) before discontinued operations    $  (.03)   $  .05       $  --    $  .11
    Income (loss) from discontinued operations          --       (.02)        .01      (.03)
                                                     -------   -------     -------   -------
    Net income (loss)                               $  (.03)   $  .03       $ .01    $  .08
                                                     =======   =======     =======   =======

 Income (loss) per common share - diluted:
    Income (loss) before discontinued operations    $  (.03)   $  .05       $  --    $  .10
    Income (loss) from discontinued operations           --      (.02)        .01      (.02)
                                                     -------   -------     -------   -------
    Net income (loss)                               $  (.03)   $  .03       $ .01    $  .08
                                                     =======   =======     =======   =======


Weighted average number of common
   shares outstanding                                 8,103     8,088       8,102     8,088
                                                     =======   =======     =======   =======








                                    See accompanying notes.


                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)





                                                                         Six Months Ended
                                                                            December 31,
                                                                          1999     1998



Cash flows from operating activities:
Net income                                                               $ 297    $ 684
Adjustments to reconcile net income to net cash
  flow provided by operating activities:
 Depreciation and amortization                                             483      386
 Provision for bad debts and returns                                        23       42
 Provision for (reversal of) writedown of inventory                         (1)     110
 Provision for impairment of property and equipment and other
   long-term assets                                                         --       53
 Gain on sales of property and equipment                                    --       (8)
 Net unrealized gain on trading securities                                  (2)      --
 Other                                                                      (8)      12
 Changes in assets -- decrease (increase):
   Trading securities                                                       38       --
   Accounts receivable                                                    (126)    (486)
   Inventory                                                               134       69
   Other current assets                                                    201      (70)
   Other assets                                                             (3)      70
 Changes in liabilities -- (decrease) increase:
   Accounts payable and accrued liabilities                               (534)     214
   Income tax related accounts                                             (39)      55
                                                                         ------  --------
 Net cash flow provided by operating activities                            463    1,131
                                                                         ------  --------

Cash flows from investing activities:
 Proceeds from sale of land and construction-in-progress,
   net of selling expenses                                                 552      --
 Proceeds from sales of property and equipment                              --        9
 Purchases of property and equipment                                      (889)    (666)
                                                                         ------  --------
 Net cash flow used in investing activities                               (337)    (657)
                                                                         ------  --------

Cash flows from financing activities:
 Collections on note receivable                                             20        4
 Proceeds from issuance of preferred stock, net of offering costs           --    4,848
 Dividends paid on preferred stock                                        (182)      --
 Proceeds from stock option exercises                                        5       --
 Payments on notes payable and line of credit from CEO                    (177)    (131)
 Net borrowings (payments) on line of credit                               307     (102)
 Payments on IRS debt                                                     (400)  (3,500)
                                                                         ------  --------
 Net cash flow provided by (used in) financing activities                 (427)   1,119
                                                                         ------  --------

Net increase (decrease) in cash and cash equivalents                      (301)   1,593

Less change in cash and cash equivalents included in net current assets
  or liabilities of discontinued operations                                 56      (22)

Cash and cash equivalents at beginning of period                           311      209
                                                                         ------  --------

Cash and cash equivalents at end of period                               $  66  $ 1,780
                                                                         ======  ========




                                  See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)




                                                               Six Months Ended
                                                                 December 31,
                                                                 1999    1998





Supplemental disclosures of cash flow information:

 Interest paid                                                   $  159   $137
                                                                 ======   ====

 Income taxes paid                                               $   80   $ 51
                                                                 ======   ====

 Noncash purchases of property, plant and equipment included in
   accounts payable at end of period                             $  101   $237
                                                                 ======   ====

 Noncash issuance of note receivable for sale of land and
   construction-in-progress                                      $2,700   $ --
                                                                 ======   ====

 Deferred gain recorded from sale of discontinued operation,
   net of taxes                                                  $  880   $ --
                                                                 ======   ====

 Preferred stock dividends paid in-kind                          $   70   $ --
                                                                 ======   ====


































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


Note  2  -  Going  Concern
--------------------------
As discussed in Note 8, the remaining balance of $1.8 million of the Company's debt to the Internal Revenue Service ("IRS") was due on December 31, 1999. On December 30, 1999, the Company paid the IRS $400,000 and as of December 31, 1999, $1,378,000 of the IRS debt was still outstanding. On January 5, 2000, the IRS sent NBI notice of a default of its amended payment agreement with the IRS dated April 8, 1998, due to the Company's failure to pay the remaining $1,378,000 that was due on December 31, 1999. Per the terms of the agreement, an event of default occurred on January 20, 2000, fifteen days after written notice and demand from the IRS to NBI. Because an event of default has occurred, the IRS has the right to declare the remaining principal amount due and payable and interest thereon at the statutory rate provided under the Internal Revenue Code since the last interest payment made by NBI, on July 1, 1997, under the original agreement, and to pursue any other available remedies. On February 18, 2000, the Company paid the IRS $500,000 from a deposit received from its CEO, Jay Lustig, related to NBI's pending sale of all of the capital stock of a wholly-owned subsidiary, NBI Properties, Inc. ("NBI Properties") to an entity which is 100% owned and controlled by Mr. Lustig. The Company is currently in discussions with the IRS in an effort to obtain an extension on the remaining balance of $878,000, or to otherwise satisfy its obligations. However, there can be no assurance that the Company will be able to obtain an extension or satisfy its obligations. In order to pay the remaining amount outstanding, management intends to generate sufficient cash through the sale of the stock of NBI Properties; however, there can be no assurance that the Company will be able to complete a sale of this stock. This condition raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not contain any adjustments that might result from the outcome of this uncertainty. Management believes that after the Company has sold the stock of NBI Properties and pays off its IRS debt, it will generate sufficient future cash flows from its remaining operations to allow the Company to be a going
concern.    (See  Notes  4,  8  and  13).


Note  3  -  Cash  and  Cash  Equivalents
----------------------------------------
Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


Note  4  -  Discontinued  Operations
------------------------------------
 On December 31, 1998, the Company established a plan to dispose of its Krazy Colors, Inc. ("Krazy Colors") operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties, in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Notes 2 and 8). Therefore, the Company has discontinued its children's paint manufacturing, hotel and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the quarters and six months ended December 31, 1999 and 1998 as follows:

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




                                              Children's                  Real
                                                Paint         Hotel      Estate
                                            Manufacturing   Operation  Development  Total
                                             ------------   ---------  -----------  ------
                                                      (Amounts  in  thousands)




For the Quarter Ended December 31, 1999:

 Revenues from discontinued operations          $  --        $  605        $--        $  605
                                                ======       =======       ====       =======

 Income (loss) from discontinued operations
   before income taxes                          $  --        $    9        $(1)       $    8
 Income tax provision                              --            (3)        --            (3)
                                                ------       -------       ----       -------
 Net income (loss) from operations                 --             6         (1)            5
 Loss on disposal                                  --            --         --            --
                                                ------       -------       ----       -------

 Net income (loss) from discontinued operations $  --        $    6        $(1)       $    5
                                                ======       =======       ====       =======



For the Quarter Ended December 31, 1998:
-------------------------------------------------

 Revenues from discontinued operations          $  64        $  573        $--        $  637
                                                ======       =======       ====       =======

 Loss from discontinued operations
   before income taxes                          $ (60)       $  (21)       $(1)       $  (82)
 Income tax benefit                                20             8         --            28
                                                ------       -------       ----       -------
  Net loss from operations                        (40)          (13)        (1)          (54)
                                                ------       -------       ----       -------
 Loss on disposal, including loss from operations
   from January 1, 1999 through disposition of
   $18 for the children's paint manufacturing    (198)           --         --          (198)
 Income tax benefit                                67            --         --            67
                                                ------       -------       ----       -------
 Net loss on disposal                            (131)           --         --          (131)
                                                ------       -------       ----       -------

 Net loss from discontinued operations          $(171)       $  (13)       $(1)      $ (185)
                                                ======       =======       ====       =======



For the Six Months Ended December 31, 1999:
-------------------------------------------------

 Revenues from discontinued operations          $  21        $1,291        $--        $1,312
                                                ======       =======       ====       =======

 Income (loss) from discontinued operations
   before income taxes                          $  --        $   58        $(1)       $   57
 Income tax provision                              --           (24)        --           (24)
                                                ------        -------      ----       -------
 Net income (loss) from operations                 --            34          (1)           33
 Loss on disposal                                  --            --         --            --
                                                ------       -------       ----       -------

 Net income (loss) from discontinued operations $  --        $   34        $(1)       $   33
                                                ======       =======       ====       =======


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



                                                 Children's                 Real
                                                  Paint         Hotel       Estate
                                                 Manufacturing  Operations  Development  Total
                                                 -------------  ----------  -----------  -----
                                                            (Amounts  in  thousands)



For the Six Months Ended December 31, 1998:
-------------------------------------------
 Revenues from discontinued operations           $  95           $1,252       $--        $1,347
                                                 ======          =======      ====        =======

 Income (loss) from discontinued operations
   before income taxes                           $(125)          $   52       $(2)       $  (75)
 Income tax benefit (provision)                     43              (21)       --            22
                                                ------           -------      ----        -------
 Net income (loss) from operations                 (82)              31        (2)          (53)
 Loss on disposal, including loss from operations
   from January 1, 1999 through disposition of
   $18 for the children's paint manufacturing     (198)              --        --          (198)
 Income tax benefit                                 67               --        --            67
                                                 ------          -------      ----       -------
 Net loss on disposal                             (131)              --        --          (131)
                                                 ------          -------      ----       -------

 Net loss from discontinued operations           $(213)          $   31       $(2)       $ (184)
                                                 ======          =======      ====       =======




In determining the loss on disposal of its children's paint manufacturing operation, which was recorded during the quarter ended December 31, 1998, the Company estimated the net realizable value of the disposal of the discontinued operation, including estimated costs and expenses directly associated with the disposal and the estimated loss from operations through the expected disposal date. The Company expects a significant gain overall from the discontinued operations of both the hotel and land development, and therefore, no amount has been recorded related to these disposals; the gain will be recognized when realized.

The disposal of the children's paint manufacturing operation was substantially complete as of September 30, 1999. On December 17, 1999, the Company sold a majority of the assets of its real estate development, consisting of land and construction-in-progress, to an entity which is 100% owned and controlled by its CEO. The Company intends to sell all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by its CEO. (See
Note  13).

The net long-term assets of discontinued operations at December 31, 1999 consisted primarily of the hotel's building and furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at December 31, 1999 consisted primarily of cash balances net of accounts payable and accrued liabilities.


Note  5  -  Investments  in  Securities  and  Obligations  from  Short-Sale
---------------------------------------------------------------------------
Transactions
------------
During the three and six months ended December 31, 1999, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded a realized gain of $9,000 and no unrealized gain or loss for the quarter ended December 31, 1999. Realized and unrealized investment gains of $55,000 and $2,000, respectively, were recorded for the six months ended December 31, 1999. The Company held no investments and had no realized or unrealized gains or losses for the quarter or six months ended December 31, 1998.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  5  -  Investments  in  Securities  and  Obligations  from  Short-Sale
---------------------------------------------------------------------------
Transactions  (cont'd)
---------------------
As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At December 31, 1999, the Company had no investment positions.


Note  6  -  Inventories
-----------------------
Inventories are comprised of the following amounts which are presented net of reserves totaling $226,000:



                                                             December  31,
                                                                 1999
                                                                 ----
                                                        (Amounts  in  thousands)

     Raw materials                                                $812
     Work in process                                               388
     Finished goods                                              1,647
                                                                -------
                                                                $2,847
                                                                =======




Note  7  -  Note  Receivable  from  Related  Party
--------------------------------------------------
In conjunction with the sale of Willowbrook Properties' land and construction-in-progress (see Notes 4 and 13), on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from an entity which is 100% owned and controlled by Jay Lustig, NBI's CEO. The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 8.14% determined at closing for the remainder of calendar 1999 and all of calendar 2000, and to be redetermined each succeeding December 31 for the following calendar year's rate. The note is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006.


Note  8  -  Income  Taxes
-------------------------
IRS  Debt:
----------
On April 28, 1998, the Company and the IRS entered into an amended payment agreement, revising the payment terms related to NBI Inc.'s IRS debt of $5,278,000. This agreement, effective April 9, 1998, revised the terms of the agreement in principal with the IRS effective October 1, 1995 and the original settlement agreement with the IRS dated June 12, 1991, with respect to NBI's federal tax liabilities for the fiscal years ended June 30, 1980 through 1988. Under the current agreement, $3,500,000 of the IRS debt was due and paid on December 31, 1998, and the remaining balance of $1,778,000 was due on December 31, 1999. On December 30, 1999, the Company paid the IRS $400,000 and as of December 31, 1999, $1,378,000 of the IRS debt was still outstanding. On January 5, 2000, the IRS sent NBI notice of a default of its amended payment agreement with the IRS dated April 8, 1998, due to the Company's failure to pay the remaining $1,378,000 that was due on December 31, 1999. Per the terms of the agreement, an event of default occurred on January 20, 2000, fifteen days after written notice and demand from the IRS to NBI. Because an event of default has occurred, the IRS has the right to declare the remaining principal amount due and payable and interest thereon at the statutory rate provided under the Internal

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  8  -  Income  Taxes  (cont'd)
-----------------------------------
IRS  Debt:  (cont'd)
--------------------
Revenue Code since the last interest payment made by NBI, on July 1, 1997, under the original agreement, and to pursue any other available remedies. On February 18, 2000, the Company paid the IRS $500,000 from a deposit received from its CEO, Jay Lustig, related to NBI's pending sale of all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by Mr. Lustig. The Company is currently in discussions with the IRS in an effort to obtain an extension on the remaining balance of $878,000, or to otherwise satisfy its obligations. However, there can be no assurance that the Company will be able to obtain an extension or satisfy its obligations. In order to pay the remaining amount outstanding, management intends to generate sufficient cash through the sale of the stock of NBI Properties; however, there can be no assurance that the Company will be able to complete a sale of this stock. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management believes that after the Company has sold the stock of NBI Properties and pays off its IRS debt, it will generate sufficient future cash flows from its remaining operations to allow the Company to be a going concern. (See Notes 2, 4 and 13). The IRS debt continues to be collateralized by a security interest in all of the capital stock of American Glass, Inc., d/b/a L.E. Smith Glass Company ("L.E. Smith") and NBI Properties.

Income  tax  provision:
-----------------------
The Company recorded an income tax benefit from continuing operations of $7,000 and an income tax provision of $21,000 for the three and six months ended December 31, 1999, respectively. For the three and six months ended December 31, 1998, the Company recorded income tax provisions from continuing operations of $169,000 and $228,000, respectively. These benefits and provisions include state and other income taxes and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three or six months ended December 31, 1999 or 1998.

Willowbrook  Properties'  Sale:
-------------------------------
During the three months ended December 31, 1999, the Company recorded a taxable gain of approximately $920,000 from the sale of a majority of the assets of Willowbrook Properties, Inc. ("Willowbrook Properties"), whereas, the gain has been deferred for financial statement purposes (see Note 13). NBI does not expect to incur any federal income taxes payable from this gain, due to the availability of post-reorganization capital loss carryforwards. However, it does expect to incur approximately $40,000 of Pennsylvania state income taxes on this gain because Willowbrook Properties' does not have sufficient Pennsylvania net operating loss carryforwards available to offset the entire gain. The income tax expense has been netted against the deferred gain on the sale.


Note  9  -  Stockholders'  Equity
---------------------------------
The Company has authorized 20,000,000 shares of $.01 par value common stock. At December 31, 1999, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at December 31, 1999.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  9  -  Stockholders'  Equity
---------------------------------
The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At December 31, 1999, 507,421 shares of Series A Cumulative Preferred Stock were issued and outstanding.

On August 19, 1999, the Board of Directors declared the first semi-annual dividend on its outstanding Series A Cumulative Preferred Stock to holders of record as of August 19, 1999. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the elections of the holders.

Note  10  -  Income  Per  Common  Share
---------------------------------------
The Company reports earnings per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 issued by the Financial
Accounting Standards Board. The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income before discontinued operations:



                                                 For the quarters ended
                                                      December 31,
                                                   1999            1998
                                                   ----            ----

                                            Basic    Diluted   Basic   Diluted
                                            -----    -------   -----   -------
                                                (Amounts  in  thousands
                                                 except  per  share  data)




Income (loss) before discontinued operations  $ (118)  $ (118)  $  436   $  436

Dividend requirement on preferred stock         (126)    (126)      --       --
                                              -------  -------  ------   ------

Income (loss) before discontinued operations
  attributable to common stock                $ (244)  $ (244)  $  436   $  436
                                              =======  =======  ======   ======

Weighted average number of common
  shares outstanding                           8,103    8,103    8,088    8,088
                                              =======           ======

Assumed conversions of stock options                       --               295
                                                       -------           ------

                                                        8,103             8,383
                                                       =======           ======

Income (loss) per common share
  before discontinued operations              $ (.03)  $ (.03)  $  .05   $  .05
                                              =======  =======  ======   ======



Because the Company incurred a loss before discontinued operations for the quarter ended December 31, 1999, none of its outstanding options or warrants were included in the computation of diluted earnings per share, as their effect would be anti-dilutive. For the quarter ended December 31, 1998, all of the Company's outstanding options and warrants were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock during such period.


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



                                          For  the  six  months  ended
                                                    December  31,
                                               1999          1998
                                               ----          ----
                                        Basic   Diluted    Basic   Diluted
                                        -----   -------    -----   -------
                                             (Amounts  in  thousands
                                              except  per  share  data)




Income before discontinued operations   $  264   $  264    $  868   $  868

Dividend requirement on preferred stock   (252)    (252)       --       --
                                        -------  -------    ------  ------

Income before discontinued operations
  attributable to common stock          $   12   $   12    $  868   $  868
                                        =======  =======   ======   ======

Weighted average number of common
  shares outstanding                     8,102    8,102     8,088    8,088
                                        =======            ======

Assumed conversions of stock options                136                274
                                                 -------             ------

                                                  8,238              8,362
                                                 =======             ======

Income per common share
  before discontinued operations        $   --   $   --    $  .11   $  .10
                                        =======  =======   ======   ======



For the six months ended December 31, 1999, only stock options outstanding with an exercise price of $.38, $.59 and $.77 per share were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock during such period. For the six months ended December 31, 1998, all of the Company's outstanding options and warrants were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock during such period.




The  options  and  warrants  outstanding at December 31, 1999 were as follows:



                                            Number
                     Exercise            Outstanding at
                      Price             December 31, 1999
                      -----             -------------------
                   Stock  options:


                        .38                   201,000
                        .59                   100,500
                        .77                   400,000
                        .88                   244,000

                   Warrants:
                        .89                 1,700,000
                       1.20                 1,000,000
                                            ---------
                                            3,645,500
                                            =========



                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  11  -  Comprehensive  Income
----------------------------------
Effective July 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. For the three and six months ended December 31, 1999 and 1998, the Company had no items of comprehensive income other than net income; therefore, a separate statement of comprehensive income has not been presented for these periods.


Note  12  -  Seasonal  Variations  of  Operations
-------------------------------------------------
Excluding the effect of its significant customer, L.E. Smith typically has its strongest revenue performance during the first and second fiscal quarters due to seasonal variations. Generally, the fourth fiscal quarter's revenue is moderately lower than in the first and second quarters, while the third fiscal quarter's revenue is usually significantly lower than the other quarters. However, historically these trends have been materially affected by fluctuations in the timing of orders from its significant customer, which does not have consistent trends.


Note  13  -  Related  Party  Transactions
-----------------------------------------
On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale were previously approved at NBI's Annual Meeting of Stockholders held on December 16, 1999. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $880,000, as of December 31, 1999, which is net of selling expenses of approximately $48,000 and net of approximately $40,000 of related income taxes. The sale consisted of land and construction-in-progress and was for a net purchase price of $3.3 million. The purchase price was net of construction costs which were previously funded by advances from Mr. Lustig. Concurrently with the closing of the Willowbrook Properties sale transaction, such amounts were deemed to be expenses of the buyer. The purchase price was paid by $600,000 in cash and a note payable in the amount of $2.7 million. (See Notes 4, 7 and 8.)

In December, 1999, the Company paid Mr. Lustig approximately $148,000 consisting of repayment of a revolving line of credit balance of $100,000, cumulative accrued interest thereon of $25,000 and an accrued bonus from fiscal 1997 of $23,000.

Mr. Lustig has proposed to purchase all of the capital stock of NBI Properties for $1,400,000 in cash and a note payable of $1.1 million. The terms and conditions of the sale were approved at NBI's Annual Meeting of Stockholders held on December 16, 1999. On February 18, 2000, Mr. Lustig paid the Company a deposit of $500,000 related to this proposed purchase. Mr. Lustig is currently working on obtaining the funds to enable him to close on this transaction.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       SECOND QUARTER, FISCAL YEAR 2000


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

RESULTS  OF  OPERATIONS

Revenues from continuing operations totaling $3,113,000 for the second quarter of fiscal 2000 reflected a decrease of $1.2 million, or 28.1%, from
$4,331,000 for the three months ended December 31, 1998. L.E. Smith experienced a substantial decline, $1,044,000, in revenue from its largest customer, as well as a decline of $215,000 in revenue from a customer that declared Chapter 11 bankruptcy in March 1999. Although the Company expected a substantial decline in revenues from its largest customer, the decline has been far more severe than originally expected. Revenues from continuing operations totaled $7.0 million for the six months ended December 31, 1999, a decline of $1.2 million or 15.4%, compared to $8.2 million in revenues for the same period in fiscal 1999, resulting from a decline of approximately $1,335,000 in revenue from L.E. Smith's largest customer and a decline of $317,000 in revenue from its customer that declared Chapter 11 bankruptcy in March 1999. However, these declines were partially offset by sustained revenue growth from its other customers.

Revenues from continuing operations are expected to decline significantly for the three months ended March 31, 2000, compared to the same period in the prior fiscal year, because L.E. Smith expects a substantial decline in revenue from its largest customer which is expected to only be partially offset by increased business from its other customers. Revenues from continuing operations are expected to increase minimally for the third quarter of fiscal 2000 compared to the second quarter of fiscal 2000. Although the Company expects a substantial decline in revenue from its largest customer during the third quarter of fiscal 2000 compared to the same period in the prior year, it expects a significant increase in revenues from this customer compared to the
second  quarter  of  fiscal  2000.    This  improvement  is  expected  to  be
significantly offset by a decline in revenues anticipated due to seasonal variations. The Company is still in the process of hiring a new sales representative to concentrate on increasing the volume of the glass decorating business in order to help offset the effect of the continuing decline in revenues from L.E. Smith's largest customer.

Cost of sales from continuing operations as a percentage of related revenue was 79.4% for the quarter ended December 31, 1999, compared to 67.9% for the same period in fiscal 1999. For the six months ended December 31, 1999 and 1998, cost of sales from continuing operations as a percentage of related revenue was 74.2% and 68.3%, respectively. The related significant decline in gross margin was primarily due to a substantial decline in revenue volume available to cover fixed costs, as well as higher depreciation expense, resulting from a significant amount of capital improvements made in the prior fiscal year, and general cost increases including significant increases in its health and workmen's compensation insurance costs.

Cost of sales from continuing operations as a percentage of related revenue for the third quarter of fiscal 2000 is expected to be moderately higher compared to the third quarter of fiscal 1999, due to significantly higher depreciation expense, general cost increases and a substantial decline in expected sales volume causing unfavorable absorption of fixed costs. Cost of sales from continuing operations as a percentage of related revenue for the third quarter of fiscal 2000 is expected to be moderately lower compared to the second quarter of fiscal 2000, primarily due to moderately lower labor costs resulting from fewer holidays and the absence of year-end bonuses, as well as an expected change in the sales mix.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2000 - CONTINUED


Marketing, general and administrative expenses from continuing operations totaled $734,000 and $741,000 for the three months ended December 31, 1999 and
1998,  respectively.    Fiscal  year-to-date,  marketing,  general  and
administrative expenses from continuing operations increased $52,000, or 3.6% to $1,479,000 for the six months ended December 31, 1999 compared to $1,427,000 for the same period of fiscal 1999. These modest changes in marketing, general and administrative expenses included increased sales commissions and general cost increases as well as savings resulting from cost control measures and the absence of a CEO bonus accrual. The increased sales commissions were due to increased sales from outside sales representatives, while the Company experienced a significant decline in revenues from its largest customer which is a house account and is not subject to outside sales commissions.

Marketing, general and administrative expenses are expected to increase significantly for the three months ended March 31, 2000, compared to the same period in the prior fiscal year resulting primarily from higher commissions, due to the expected sales mix, general cost increases and the absence of credits related to the reversal of a CEO bonus accrual and reduction of a reserve for incurred but not reported claims of a previously self-insured insurance plan, slightly offset by savings from cost control measures. Marketing, general and administrative expenses are expected to decrease moderately for the three months ended March 31, 2000, compared to the second quarter of fiscal 2000 due to lower commissions from expected sales mix variations and the absence of annual meeting costs and year-end bonuses, partially offset by general cost increases.

For  the  three  and  six months ended December 31, 1999, the Company recorded realized gains on investments of $9,000 and $55,000, respectively, and unrealized gains on investments of $0 and $2,000, respectively compared to no gain or loss on investments for the same periods in the prior fiscal year. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At December 31, 1999, the Company had no investment positions.

The Company recorded an income tax benefit from continuing operations of $7,000 and an income tax provision of $21,000 for the three and six months ended December 31, 1999, respectively. For the three and six months ended December 31, 1998, the Company recorded income tax provisions from continuing
operations  of  $169,000  and  $228,000,  respectively.    These  benefits and
provisions  include  state  and  other  income  taxes  and are based upon book
income.      The  state  income  tax  provisions  are related to the Company's
Pennsylvania operations and are based upon book income, because the continuing operations do not have any net operating loss carryforwards available in
Pennsylvania.    In  accordance  with  fresh-start  accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no such non-cash components included in the income tax provisions for the three or six months ended December 31, 1999 or 1998.

DISCONTINUED  OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Notes 2, 4 and 13 to accompanying consolidated financial statements). Therefore, the Company has discontinued its children's paint manufacturing, hotel, and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the quarters ended December 31, 1999 and 1998.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2000 - CONTINUED


Revenues from discontinued operations totaled $605,000 and $1,312,000 for the three and six months ended December 31, 1999, compared to $637,000 and $1,347,000 for the same periods in the prior fiscal year.

The Company recorded net income from discontinued operations of $5,000 for the three months ended December 31, 1999 compared to a net loss from discontinued operations of $185,000 for the same period of the prior fiscal year. Year-to-date, the Company recorded net income from discontinued operations of $33,000 in fiscal 2000 compared to a net loss from discontinued operations of $184,000 in fiscal 1999. The improvement resulted primarily from the absence of a loss from the Krazy Colors operation because the estimated loss on disposal of this operation was accrued for during the quarter ended December 31, 1998. In determining the loss on disposal of its Krazy Colors operation which was recorded during the second quarter of fiscal 1999, the Company the estimated the net realizable value of the disposal of the discontinued operation, including estimated costs and expenses directly associated with the disposal and the estimated loss from operations through the expected disposal date. The Company expects a significant gain overall from the discontinued operations of both the hotel and land development, and therefore, no amount has been recorded related to these disposals; the gain will be recognized when realized.

The disposal of the children's paint manufacturing operation was substantially complete as of September 30, 1999. On December 17, 1999, the Company sold a majority of the assets of its real estate development, consisting of land and construction-in-progress. The Company intends to sell all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by its
CEO.    (See  Note  13).

The net long-term assets of discontinued operations at December 31, 1999 consisted primarily of the hotel's building and furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at December 31, 1999 consisted primarily of cash balances net of accounts payable and accrued liabilities.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets increased $124,000 to $12.9 million at December 31, 1999 from $12.8 million at June 30, 1999. The increase was primarily due to a net gain on the sale of Willowbrook Properties' land and construction-in-progress of $880,000, which was deferred for financial statement purposes. However, this increase in assets was significantly offset by a cash payment of $182,000 for a portion of the preferred dividends paid during the first quarter of fiscal 2000 and the use of the net cash proceeds from the Willowbrook Properties' sale to pay $400,000 on the IRS debt and $148,000 to the Company's CEO to pay-off a revolving line of credit with cumulative accrued interest, as well as an accrued bonus payable from fiscal
1997.    The  Company had negative working capital of $420,000 at December 31,
1999, compared to negative working capital of $773,000 at June 30, 1999. The decrease in the working capital deficit resulted primarily from net cash proceeds of $552,000 from the sale of Willowbrook Properties' land and construction-in-progress, partially offset by cash and proceeds from investment trades receivable, included in other current assets at June 30, 1999, which were used to fund a portion of the land development costs incurred during fiscal 2000, prior to its sale.

As discussed in Notes 2 and 8 to the Consolidated Financial Statements, the remaining balance of $1.8 million of the Company's debt to the IRS was due on December 31, 1999. On December 30, 1999, the Company paid the IRS $400,000 and as of December 31, 1999, $1,378,000 of the IRS debt was still outstanding. On January 5, 2000, the IRS sent NBI notice of a default of its amended payment agreement with the IRS dated April 8, 1998, due to the Company's failure to pay the remaining $1,378,000 that was due on December 31, 1999. Per the terms of the agreement, an event of default occurred on January 20, 2000, fifteen days after written notice and demand from the IRS to NBI. Because an event of default has occurred, the IRS has the right to declare the remaining principal amount due and payable and interest thereon at the statutory rate provided under the Internal Revenue Code since the last interest payment made by NBI, on July 1, 1997, under the original agreement, and to pursue any other available remedies. On February 18, 2000, the Company paid the IRS $500,000 from a deposit received from its CEO, Jay Lustig, related to NBI's pending sale of all of the

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2000 - CONTINUED


capital stock of NBI Properties to an entity which is 100% owned and controlled by Mr. Lustig. The Company is currently in discussions with the IRS in an effort to obtain an extension on the remaining balance of $878,000, or to otherwise satisfy its obligations. However, there can be no assurance that the Company will be able to obtain an extension or satisfy its obligations. In order to pay the remaining amount outstanding, management intends to generate sufficient cash through the sale of the stock of NBI Properties; however, there can be no assurance that the Company will be able to complete a sale of this stock. This condition raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not contain any adjustments that might result from the outcome of this
uncertainty.    Management  believes  that  after the Company has sold the NBI
Properties stock and pays off its IRS debt, it will generate sufficient future cash flows from its remaining operations to allow the Company to be a going
concern.    (See Notes 2, 4, 8 and 13).

Construction-in-progress from continuing operations totaled $366,000 at December 31, 1999 and included $76,000 for design and engineering costs related to a new crystal tank for the glass manufacturing facility. The Company estimates that it will cost approximately $1,735,000 to complete the outstanding construction-in-progress, all of which is expected to be completed during fiscal 2000. A majority of the estimated costs to complete the outstanding projects is related to the new crystal tank. The new tank will have an estimated useful life of 20 to 25 years, with major refurbishments, costing approximately $500,000, required every seven years. The Company is currently pursuing various financing alternatives for this capital improvement.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at December 31, 1999, internally generated funds including interest income from the note receivable from its CEO received in conjunction with the sale of Willowbrook Properties' land and construction in progress, and for L.E. Smith's requirements, short-term borrowings under an existing line of credit.

YEAR  2000  COMPLIANCE

Substantially all of the machinery and equipment used by the Company's glass manufacturing operation is manually controlled and operated. In addition, the hotel operation is not significantly reliant on computer technology, with the exception of its reservation system, which is maintained and upgraded under a contract with Holiday Inns Franchising, Inc. and has already been upgraded and tested to be year 2000 compliant. The primary effect of the year 2000 issue is on the Company's accounting systems. The Company has completed hardware and software conversions to become year 2000 compliant.

To-date, the Company has not experienced any material problems resulting from the year 2000 issue, nor has it experienced any problems from its suppliers or customers related to the year 2000 issue. NBI believes that as a result of the completed conversions to new hardware and software, the year 2000 issue has been mitigated.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  4.  Results  of  Votes  of  Security  Holders
---------------------------------------------------
The Company's annual meeting was held of December 16, 1999. At this meeting, Jay H. Lustig and Martin J. Noonan were elected to serve as directors. In addition, one other proposal authorizing the terms and conditions of the Company's plan to sell a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, and all of the capital stock of a wholly-owned subsidiary, NBI Properties, was voted on. The results of the voting were as follows:



                                            Affirmative    Votes
                                               Votes      Against  Abstentions   Broker
                                                                                Non-votes
                                            -----------  --------  -----------  ---------

1. PROPOSAL  I
    Election  of  Directors
       Jay H. Lustig                         4,675,863     52,568         --         --

       Martin J. Noonan                      4,675,863     52,568         --         --

2. PROPOSAL II
    Approval of sale of the majority of assets of
    Willowbrook Properties and all of the capital
    stock of NBI Properties                  4,142,307     41,136     544,988        --




Item  6.          Exhibits  and  Reports  on  Form  8-K
-------------------------------------------------------
           (a)    Exhibits

                  10.  Willowbrook Properties, Inc. Purchase and Sale Agreement

                  27.  Financial  Data  Schedule

           (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999 or subsequently.









                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NBI,  INC.





     February  18,  2000          By:        /s/ Marjorie A. Cogan
     -------------------             -----------------------------
     (Date)                                     Marjorie  A.  Cogan
                                        As  a  duly  authorized  officer
                                      Chief  Financial  Officer,  Secretary