Form 10QSB
period 2000-03-31
NBI INC
filed 2000-05-15
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

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

                                                 [X]  YES             [  ]  NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                                   Outstanding at May 4, 2000
--------------------------------------              --------------------------
Common Stock, par value $.01 per share                       8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                       For Quarter Ended March 31, 2000





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


                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)



                                                                      March 31,   June 30,
                                                                        2000        1999
                                                                     (Unaudited)

                                          ASSETS

Current assets:
 Cash and cash equivalents                                             $   124   $   311
 Trading securities                                                         --        36
 Accounts receivable, less allowance for doubtful
    accounts of $255 and $223, respectively                              2,124     1,243
 Inventories                                                             2,893     2,972
 Other current assets                                                      305       443
 Net current assets of discontinued operations                              57        --
                                                                       --------  --------
      Total current assets                                               5,503     5,005

Property, plant and equipment, net                                       4,124     4,140
Note receivable from related party                                       2,700        --
Other assets                                                                 6         9
Net long-term assets of discontinued operations                          1,510     3,666
                                                                       --------  --------

                                                                       $13,843   $12,820
                                                                       ========  ========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Short-term borrowings and current portion
   of notes payable                                                    $ 2,111   $ 1,719
 Current portion of IRS debt and other income taxes payable                913     1,788
 Accounts payable                                                        1,484     1,372
 Accrued liabilities                                                     1,389       726
 Net current liabilities of discontinued operations                         --       173
                                                                       --------  --------
      Total current liabilities                                          5,897     5,778
 Long-term liabilities:
 Notes payable                                                             163       260
 Deferred income taxes                                                      92        92
 Postemployment disability benefits and other                              252       264
 Deferred gain from sale of discontinued operation, net of taxes           881        --
                                                                       --------  --------
 Total liabilities                                                       7,285     6,394
                                                                       --------  --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized;
   507,421 and 500,000 shares of Series A Cumulative Preferred
   Stock issued and outstanding, respectively (liquidation
   preference value of $5,074 and $5,000, respectively)                      5         5
 Capital in excess of par value - preferred stock                        4,632     4,562
 Common stock - $.01 par value; 20,000,000 shares
   authorized; 10,130,520 and 10,115,520 shares issued, respectively       101       101
 Capital in excess of par value - common stock                           6,566     6,561
 Accumulated deficit                                                    (3,878)   (3,935)
                                                                       --------  --------
                                                                         7,426     7,294
 Less treasury stock at cost (2,027,200 shares)                           (868)     (868)
                                                                       --------  --------
 Total stockholders' equity                                              6,558     6,426
                                                                       --------  --------

                                                                       $13,843   $12,820
                                                                       ========  ========



                                  See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)



                                                      Three Months Ended   Nine Months Ended
                                                          March 31,           March 31,
                                                        2000      1999      2000      1999



Revenues:
 Sales                                                 $4,047   $3,602   $11,008   $11,831
                                                       -------  -------  --------  --------

 Costs and expenses:
 Cost of sales                                          3,003    2,587     8,170     8,211
 Marketing, general and administrative                    768      835     2,247     2,262
                                                       -------  -------  --------  --------
                                                        3,771    3,422    10,417    10,473
                                                       -------  -------  --------  --------

 Income from operations                                   276      180       591     1,358

Other income (expense):
 Interest income                                           55       19        65        19
 Net gain (loss) on investments                            --     (507)       57      (507)
 Other income and expenses, net                             2        1         2        15
 Interest expense                                        (268)     (41)     (365)     (137)
                                                       -------  -------  --------  --------
                                                         (211)    (528)     (241)     (610)
                                                       -------  -------  --------  --------
Income (loss) from continuing operations before
    income taxes                                           65     (348)      350       748
Income tax provision                                      (36)     (39)      (57)     (266)
                                                       -------  -------  --------  --------

Income (loss) before discontinued operations               29     (387)      293       482
Income (loss) from discontinued operations,
   net of income tax benefit (provision) of $15,
   $20, $(9) and $108, respectively                       (17)     (38)       16      (223)
                                                       -------  -------  --------  --------

Net income (loss)                                          12     (425)      309       259

Dividend requirement on preferred stock                  (126)    (126)     (378)     (126)
                                                       -------  -------  --------  --------

Income (loss) attributable to common stock             $ (114)  $ (551)  $   (69)  $   133
                                                       =======  =======  ========  ========



 Income (loss) per common share - basic and diluted:

 Income (loss) before discontinued operations          $ (.01)  $ (.06)  $  (.01)  $   .04
 Income (loss) from discontinued operations                --     (.01)       --      (.02)
                                                       -------  -------  --------  --------
 Net income (loss)                                     $ (.01)  $ (.07)  $  (.01)  $   .02
                                                       =======  =======  ========  ========

 Weighted average number of common
 shares outstanding                                     8,103    8,088     8,102     8,088
                                                       =======  =======  ========  ========






                                   See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                                                          Nine Months Ended
                                                                              March 31,
                                                                           2000       1999

Cash flows from operating activities:
Net income                                                               $   309   $   259
Adjustments to reconcile net income to net cash
  flow provided by operating activities:
 Depreciation and amortization                                               737       620
 Provision for bad debts and returns                                          34       190
 Provision for (reversal of) writedown of inventory                           (1)      154
 Provision for impairment of property and equipment and other
   long-term assets                                                           --        53
 Gain on sales of property and equipment                                      --        (8)
 Net unrealized gain on trading securities                                    (2)       --
 Other                                                                       (11)       12
 Changes in assets -- decrease (increase):
   Trading securities                                                         38        --
   Accounts receivable                                                      (912)     (355)
   Inventory                                                                  83      (308)
   Other current assets                                                      142      (126)
   Other assets                                                               (2)       64
 Changes in liabilities -- (decrease) increase:
   Accounts payable and accrued liabilities                                  639       936
   Income tax related accounts                                               (22)       13
                                                                         --------  --------
 Net cash flow provided by operating activities                            1,032     1,504
                                                                         --------  --------

Cash flows from investing activities:
 Proceeds from sale of land and construction-in-progress,
   net of selling expenses                                                   552        --
 Proceeds from sales of property and equipment                                --        16
 Purchases of property and equipment                                      (1,085)   (1,164)
                                                                         --------  --------
 Net cash flow used in investing activities                                 (533)   (1,148)
                                                                         --------  --------

Cash flows from financing activities:
 Collections on note receivable                                               22         5
 Proceeds from issuance of preferred stock, net of offering costs             --     4,848
 Dividends paid on preferred stock                                          (182)       --
 Proceeds from stock option exercises                                          5        --
 Payments on notes payable and line of credit from CEO                      (216)     (196)
 Net borrowings on line of credit                                            492       181
 Payments on IRS debt                                                       (900)   (3,500)
                                                                         --------  --------
 Net cash flow provided by (used in) financing activities                   (779)    1,338
                                                                         --------  --------

Net increase (decrease) in cash and cash equivalents                        (280)    1,694

Less change in cash and cash equivalents included in net current assets
  or liabilities of discontinued operations                                   93       (19)

Cash and cash equivalents at beginning of period                             311       209
                                                                         --------  --------

Cash and cash equivalents at end of period                               $   124   $ 1,884
                                                                         ========  ========




                                   See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                                              Nine Months Ended
                                                                  March 31,
                                                                 2000   1999


Supplemental disclosures of cash flow information:

 Interest paid                                                   $  227  $196
                                                                 ======  ====

 Income taxes paid                                               $   89  $112
                                                                 ======  ====

 Noncash purchases of property, plant and equipment included in
   accounts payable at end of period                             $  107  $123
                                                                 ======  ====

 Noncash issuance of note receivable for sale of land and
   construction-in-progress                                      $2,700  $ --
                                                                 ======  ====

 Deferred gain recorded from sale of discontinued operation,
   net of taxes                                                  $  881  $ --
                                                                 ======  ====

 Preferred stock dividends paid in-kind                          $   70  $ --
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

As discussed in Note 8, the Company owed the Internal Revenue Service ("IRS") $1.8 million on or before December 31, 1999. On December 30, 1999, the Company paid the IRS $400,000 and as of December 31, 1999, $1,378,000 of the IRS debt was still outstanding. On January 5, 2000, the IRS sent NBI notice of a default of its amended payment agreement with the IRS dated April 8, 1998 ("Amended Payment Agreement"), due to the Company's failure to pay the remaining $1,378,000 that was due on December 31, 1999. Per the terms of the agreement, an event of default occurred on January 20, 2000, fifteen days after written notice and demand from the IRS to NBI. On February 18, 2000, the Company paid the IRS $500,000 from a deposit received from its CEO, Jay Lustig, related to NBI's pending sale of all of the capital stock of a wholly-owned subsidiary, NBI Properties, Inc. ("NBI Properties") to an entity which is 100% owned and controlled by Mr. Lustig. On March 15, 2000, the Company received a notice of default from the IRS regarding NBI's failure to cure the default of its Amended Payment Agreement. The IRS declared the remaining principal amount of $878,000 due and payable with interest thereon at the statutory rate provided under the Internal Revenue Code since the last interest payment made by NBI on July 9, 1997 under the original agreement. Accrued interest through March 31, 2000 totaled $219,000. In addition, the IRS notified the Company that it intends to pursue its remedies. In order to pay the remaining amount outstanding, management intends to generate sufficient cash through the sale of the stock of NBI Properties; however, there can be no assurance that the Company will be able to complete a sale of this stock and satisfy its obligations to the IRS. This condition raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not contain any adjustments that might result from the outcome of this uncertainty. Management believes that after the Company has sold the stock of NBI Properties and pays off its IRS debt, it will generate sufficient future cash flows from its remaining operations to allow the Company to continue as a going concern. (See Notes 4, 8 and 13).


Note  3  -  Cash  and  Cash  Equivalents

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


Note  4  -  Discontinued  Operations

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors, Inc. ("Krazy Colors") operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties, Inc. ("Willowbrook Properties"), in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Notes 2 and 8). Therefore, the Company has discontinued its children's paint manufacturing, hotel and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the quarters and nine months ended March 31, 2000 and 1999 as follows:

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




                                                  Children's                       Real
                                                     Paint           Hotel        Estate
                                                 Manufacturing    Operations    Development    Total
                                                                   (Amounts  in  thousands)


For the Quarter Ended March 31, 2000:

 Revenues from discontinued operations               $--          $  476          $--          $  476
                                                     ===          =======         ====         =======

 Loss from discontinued operations
   before income taxes                               $--          $  (54)         $--          $  (54)
 Income tax benefit                                   --              22           --              22
                                                     ---          -------         ----         -------
 Net income (loss) from operations                    --             (32)          --             (32)
 Gain on disposal, net of income tax
   provision of $7                                    15              --           --              15
                                                     ---          -------         ----         -------
 Net income (loss) from discontinued operations      $15          $  (32)         $--          $  (17)
                                                     ===          =======         ====         =======



For the Quarter Ended March 31, 1999:
----------------------------------------------------

 Revenues from discontinued operations               $11          $  463          $--          $  474
                                                     ===          =======         ====         =======

 Loss from discontinued operations
   before income taxes                               $--          $  (57)         $(1)         $  (58)
 Income tax benefit                                   --              20           --              20
                                                     ---          -------         ----         -------
 Net loss from operations                             --             (37)          (1)            (38)
 Loss on disposal                                     --              --           --              --
                                                     ---          -------         ----         -------
 Net loss from discontinued operations               $--          $  (37)         $(1)         $  (38)
                                                     ===          =======         ====         =======



For the Nine Months Ended March 31, 2000:
----------------------------------------------------

 Revenues from discontinued operations               $21          $1,767          $--          $1,788
                                                     ===          =======         ====         =======

 Income (loss) from discontinued operations
   before income taxes                               $--          $    4          $(1)         $    3
 Income tax provision                                 --              (2)          --              (2)
                                                     ---          -------         ----         -------
 Net income (loss) from operations                    --               2           (1)              1
 Gain on disposal, net of income tax
    provision of $7                                   15              --           --              15
                                                     ---          -------         ----         -------

 Net income (loss) from discontinued operations      $15          $    2          $(1)         $   16
                                                     ===          =======         ====         =======


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                               Children's                          Real
                                                  Paint            Hotel          Estate
                                              Manufacturing      Operations     Development    Total
                                                                  (Amounts  in  thousands)

For the Nine Months Ended March 31, 1999:

 Revenues from discontinued operations             $ 106           $1,715         $--          $1,821
                                                   ======          =======        ====         =======

 Loss from discontinued operations
   before income taxes                             $(125)          $   (5)        $(3)         $ (133)
 Income tax benefit (provision)                       43               (2)         --              41
                                                   ------          -------        ----         -------
 Net income (loss) from operations                   (82)              (7)         (3)            (92)
 Loss on disposal, including loss from operations
   from January 1, 1999 through disposition of
   $18 for the children's paint manufacturing       (198)              --          --            (198)
 Income tax benefit                                   67               --          --              67
                                                   ------          -------        ----         -------
 Net loss on disposal                               (131)              --          --            (131)
                                                   ------          -------        ----         -------

 Net loss from discontinued operations             $(213)          $   (7)        $(3)         $ (223)
                                                   ======          =======        ====         =======




In determining the loss on disposal of its children's paint manufacturing operation, which was recorded during the quarter ended December 31, 1998, the Company estimated the net realizable value of the disposal of the discontinued operation, including estimated costs and expenses directly associated with the disposal and the estimated loss from operations through the expected disposal date. The Company recorded a deferred gain on the sale of the land development during the second quarter of fiscal 2000 (see Notes 8 and 13) and expects a significant gain overall from the discontinued operations of the hotel, and therefore, no amount has been recorded related to these disposals; the gain will be recognized when realized.

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

The net long-term assets of discontinued operations at March 31, 2000 consisted primarily of the hotel's building and furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at March 31, 2000 consisted primarily of cash balances net of accounts payable and accrued liabilities.


Note  5  -  Investments  in  Securities  and  Obligations  from  Short-Sale
Transactions

During the three and nine months ended March 31, 2000, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company held no investments and had no realized or unrealized gains or losses for the quarter ended March 31, 2000. The Company recorded realized and unrealized gains of $55,000 and $2,000, respectively, for the nine months ended March 31, 2000, compared to a realized loss of $507,000 for the three and nine months ended March 31, 1999.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 5 - Investments in Securities and Obligations from Short-Sale Transactions (cont'd)

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At March 31, 2000, the Company had no investment positions.


Note  6  -  Inventories

Inventories are comprised of the following amounts which are presented net of reserves totaling $241,000:



                           March  31,
                              2000
                      (Amounts in thousands)



        Raw materials         $  818
        Work in process          413
        Finished goods         1,662
                              ------
                              $2,893
                              ======




Note  7  -  Note  Receivable  from  Related  Party

In conjunction with the sale of Willowbrook Properties' land and construction-in-progress (see Notes 4 and 13), on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from an entity which is 100% owned and controlled by Jay Lustig, NBI's CEO. The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 8.14% determined at closing for the remainder of calendar 1999 and all of calendar 2000, and to be redetermined each succeeding December 31 for the following calendar year's rate. The note is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006. Included in other current assets at March 31, 2000 was $63,000 of accrued interest on the note.


Note  8  -  Income  Taxes

IRS  Debt:

On April 28, 1998, the Company and the IRS entered into an Amended Payment Agreement, revising the payment terms related to NBI Inc.'s IRS debt of $5,278,000. This agreement, effective April 9, 1998, revised the terms of the agreement in principal with the IRS effective October 1, 1995 and the original settlement agreement with the IRS dated June 12, 1991, with respect to NBI's federal tax liabilities for the fiscal years ended June 30, 1980 through 1988. Under the current agreement, $3,500,000 of the IRS debt was due and paid on December 31, 1998, and the remaining balance of $1,778,000 was due on December 31, 1999. On December 30, 1999, the Company paid the IRS $400,000 and as of December 31, 1999, $1,378,000 of the IRS debt was still outstanding. On January 5, 2000, the IRS sent NBI notice of a default of its Amended Payment Agreement, due to the Company's failure to pay the remaining $1,378,000 that was due on December 31, 1999. Per the terms of the agreement, an event of default occurred on January 20, 2000, fifteen days after written notice and demand from the IRS to NBI.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  8  -  Income  Taxes  (cont'd)

IRS  Debt:  (cont'd)

On February 18, 2000, the Company paid the IRS $500,000 from a deposit received from its CEO, Jay Lustig, related to NBI's pending sale of all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by Mr. Lustig. On March 15, 2000, the Company received a notice of default from the IRS regarding NBI's failure to cure the default of its Amended Payment Agreement. The IRS declared the remaining principal amount of $878,000 due and payable with interest thereon at the statutory rate provided under the Internal Revenue Code since the last interest payment made by NBI on July 9, 1997 under the original agreement. Accrued interest through March 31, 2000 totaled $219,000. In addition, the IRS notified the Company that it intends to pursue its remedies. In order to pay the remaining amount outstanding, management intends to generate sufficient cash through the sale of the stock of NBI Properties; however, there can be no assurance that the Company will be able to complete a sale of this stock and satisfy its obligations to the IRS. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management believes that after the Company has sold the stock of NBI Properties and pays off its IRS debt, it will generate sufficient future cash flows from its remaining operations to allow the Company to continue as a going concern. (See Notes 2, 4 and 13). The IRS debt continues to be collateralized by a security interest in all of the capital stock of American Glass, Inc., d/b/a L.E. Smith Glass Company ("L.E. Smith") and NBI Properties.

Income  tax  provision:

The Company recorded income tax provisions from continuing operations of $36,000 and $57,000 for the three and nine months ended March 31, 2000, respectively. For the three and nine months ended March 31, 1999, the Company recorded income tax provisions from continuing operations of $39,000 and $266,000, respectively. These provisions include state and other income taxes and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three or nine months ended March 31, 2000 or 1999.

Willowbrook  Properties'  Sale:

During the second quarter of fiscal 2000, the Company recorded a taxable gain of approximately $921,000 from the sale of a majority of the assets of Willowbrook Properties, whereas, the gain has been deferred for financial statement purposes (see Note 13). NBI does not expect to incur any federal income taxes payable from this gain, due to the availability of post-reorganization capital loss carryforwards. However, it does expect to incur approximately $40,000 of Pennsylvania state income taxes on this gain because Willowbrook Properties' does not have sufficient Pennsylvania net operating loss carryforwards available to offset the entire gain. The income tax expense has been netted against the deferred gain on the sale.


Note  9  -  Stockholders'  Equity

The Company has authorized 20,000,000 shares of $.01 par value common stock. At March 31, 2000, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at March 31, 2000.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  9  -  Stockholders'  Equity

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At March 31, 2000, 507,421 shares of
Series  A  Cumulative  Preferred  Stock  were  issued  and  outstanding.

On August 19, 1999, the Board of Directors declared the first semi-annual dividend on its outstanding Series A Cumulative Preferred Stock to holders of record as of August 19, 1999. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the elections of the holders. No other dividends have been declared or paid to-date.


Note  10  -  Income  Per  Common  Share

The Company reports earnings per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 issued by the Financial
Accounting Standards Board. The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income before discontinued operations:



                                                   For the quarters ended
                                                          March 31,
                                                   2000              1999
                                               Basic   Diluted   Basic   Diluted
                                              -------  -------  -------  -------
                                                      (Amounts  in  thousands
                                                     except  per  share  data)

Income (loss) before discontinued operations  $   29   $   29   $ (387)  $ (387)

Dividend requirement on preferred stock         (126)    (126)    (126)    (126)
                                              -------  -------  -------  -------

Loss before discontinued operations
  attributable to common stock                $  (97)  $  (97)  $ (513)  $ (513)
                                              =======  =======  =======  =======

Weighted average number of common
  shares outstanding                           8,103    8,103    8,088    8,088
                                              =======           =======

Assumed conversions of stock options                       --                --
                                                       -------           -------

                                                        8,103             8,088
                                                       =======           =======

Loss per common share
  before discontinued operations              $ (.01)  $ (.01)  $ (.06)  $ (.06)
                                              =======  =======  =======  =======




Because the Company had a loss before discontinued operations attributable to common stock for the quarters ended March 31, 2000 and 1999, none of its outstanding options or warrants were included in the computation of diluted earnings per share, as their effect would be anti-dilutive.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



                                                 For the nine months ended
                                                          March 31,
                                                   2000              1999
                                               Basic   Diluted   Basic   Diluted
                                              -------  -------  -------  -------
                                                 (Amounts  in  thousands
                                                 except  per  share  data)

Income before discontinued operations         $  293   $  293   $  482   $  482

Dividend requirement on preferred stock         (378)    (378)    (126)    (126)
                                              -------  -------  -------  -------

Income (loss) before discontinued operations
  attributable to common stock                $  (85)  $  (85)  $  356   $  356
                                              =======  =======  =======  =======

Weighted average number of common
  shares outstanding                           8,102    8,102    8,088    8,088
                                              =======           =======

Assumed conversions of stock options                       --               381
                                                       -------           -------

                                                        8,102             8,469
                                                       =======           =======

Income (loss) per common share
  before discontinued operations              $ (.01)  $ (.01)  $  .04   $  .04
                                              =======  =======  =======  =======





Because the Company had a loss before discontinued operations attributable to common stock for the nine months ended March 31, 2000, none of its outstanding options or warrants were included in the computation of diluted earnings per share, as their effect would be anti-dilutive. For the nine months ended March 31, 1999, all of the Company's outstanding options and warrants, except for the warrants with an exercise price of $1.20, were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock during such period.


The options and warrants outstanding at March 31, 2000 and 1999 were as follows:


                                    Number                  Number
              Exercise          Outstanding at          Outstanding at
                Price           March 31, 2000          March 31, 1999

     Stock options:
               $  .38                201,000                216,000
               $  .59                100,500                100,500
               $  .77                400,000                400,000
               $  .88                184,000                244,000

      Warrants:
               $  .89              1,700,000              1,700,000
               $ 1.20              1,000,000              1,000,000
                                   ---------              ---------
                                   3,585,500              3,660,500
                                   =========              =========


                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  11  -  Comprehensive  Income

Effective July 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. For the three and nine months ended March 31, 2000 and 1999, the Company had no items of comprehensive income other than net income; therefore, a separate statement of comprehensive income has not been presented for these periods.


Note  12  -  Seasonal  Variations  of  Operations

Excluding the effect of its significant customer, L.E. Smith typically has its strongest revenue performance during the first and second fiscal quarters due to seasonal variations. Generally, the fourth fiscal quarter's revenue is moderately lower than in the first and second quarters, while the third fiscal quarter's revenue is usually significantly lower than the other quarters. However, historically these trends have been materially affected by fluctuations in the timing of orders from its significant customer, which does not have consistent trends. In addition, sales to L.E. Smith's other customers during the third quarter of fiscal 2000 were higher than in the first and second quarters of fiscal 2000 because the Company had a large increase in new customers during the third quarter.


Note  13  -  Related  Party  Transactions

On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale were previously approved at NBI's Annual Meeting of Stockholders held on December 16, 1999. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000, as of March 31, 2000, which is net of selling expenses of approximately $48,000 and net of approximately
$40,000  of  related  income  taxes.    The  sale  consisted  of  land  and
construction-in-progress and was for a net purchase price of $3.3 million. The purchase price was net of construction costs which were previously funded by advances from Mr. Lustig. Concurrently with the closing of the Willowbrook Properties sale transaction, such amounts were deemed to be expenses of the buyer. The purchase price was paid by $600,000 in cash and a note payable in the amount of $2.7 million. (See Notes 4, 7 and 8.)

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

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 2000


The statements in this discussion contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are not historical facts. The forward-looking statements are based upon the Company's current expectations and are subject to known and unknown risks, uncertainties, assumptions and other factors. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual results could differ materially from those contemplated
by  the  forward-looking  statements.    Factors  that  may  affect  such
forward-looking statements include, among others, ability to satisfy the Company's obligations to the IRS, loss of significant customers, reliance on key personnel, competitive factors and pricing pressures, availability of raw materials, labor disputes, investment results, limitations on the utilization of net operating loss carryforwards, adequacy of insurance coverage, inflation and general economic conditions.

RESULTS  OF  OPERATIONS

Revenues from continuing operations totaling $4.0 million for the third quarter of fiscal 2000 reflected an increase of $445,000, or 12.4%, from $3.6 million for the three months ended March 31, 1999. L.E. Smith experienced a large increase in new customers during the third quarter of fiscal 2000, including a significant increase in sales to department stores. However, this was partially offset by a decline of $342,000 in revenue from its largest customer. Revenues from continuing operations totaled $11.0 million for the nine months ended March 31, 2000, a decline of $823,000 or 7.0%, compared to $11.8 million in revenues for the same period in fiscal 1999, resulting from a decline of $1,681,000 in revenue from L.E. Smith's largest customer and a decline of $317,000 in revenue from a customer that declared Chapter 11 bankruptcy in March 1999. Although the Company expected a substantial decline in revenues from its largest customer, the decline has been far more severe than originally expected. However, these declines were significantly offset by sustained revenue growth from its other customers, including a large increase in new customers.

Revenues from continuing operations are expected to increase substantially for the three months ended June 30, 2000, compared to the same period in the prior fiscal year; L.E. Smith expects increased business from new and existing customers, as well as a significant increase in revenue from its largest customer, as revenues from this customer during the fourth quarter of fiscal 1999 was unusually low. Revenues from continuing operations are expected to decrease moderately for the fourth quarter of fiscal 2000 compared to the third quarter of fiscal 2000. Although the Company expects a substantial increase in revenue from its largest customer during the fourth quarter of fiscal 2000 compared to the same period in the prior year, it expects revenues from this customer to be flat compared to the third quarter of fiscal 2000. In addition, the Company expects a decline in revenues from its other customers due to a drop-off in initial sales to new customers. The Company is still in the process of hiring a new sales representative to concentrate on increasing the volume of the glass decorating business in order to help offset the effect of the continuing decline in revenues from its largest customer.

Cost of sales from continuing operations as a percentage of related revenue was 74.2% for the quarter ended March 31, 2000, compared to 71.8% for the same period in fiscal 1999. For the nine months ended March 31, 2000 and 1999, cost of sales from continuing operations as a percentage of related revenue was 74.2% and 69.4%, respectively. The related significant decline in gross margin was primarily due to general cost increases, including significant increases in its health and workmen's compensation insurance costs (increases of $41,000 quarter-to-date and $97,000 year-to-date), as well as higher depreciation expense (increases of $18,000 quarter-to-date and $118,000 year-to-date), resulting from $1.0 million of capital improvements made in the prior fiscal year, and for the nine months ended March 31, 2000, a significant decline in revenue volume available to cover fixed costs.

Cost of sales from continuing operations as a percentage of related revenue for the fourth quarter of fiscal 2000 is expected to be significantly lower compared to the fourth quarter of fiscal 1999, due to substantially higher expected sales volume, causing favorable absorption of fixed costs, partially
offset  by  general  cost  increases.    Cost

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2000 - CONTINUED


of sales from continuing operations as a percentage of related revenue for the fourth quarter of fiscal 2000 is expected to be slightly higher compared to the third quarter of fiscal 2000, primarily due to lower projected sales volume.

Marketing, general and administrative expenses from continuing operations decreased $67,000, or 8.0% to $768,000 for the three months ended March 31, 2000 compared to $835,000 for the third quarter of fiscal 1999. The decrease resulted primarily from the absence of an additional bad debt provision of $127,000 recorded by L.E. Smith during the third quarter of fiscal 1999, due to a customer's declaration of Chapter 11 bankruptcy in March 1999, as well as savings resulting from cost control measures. However, these declines were partially offset by increased selling expenses due to higher sales and marketing activity and increased sales commissions. The increased sales commissions were due to increased sales from outside sales representatives, while the Company experienced a significant decline in revenues from its largest customer which is a house account and is not subject to outside sales commissions. Fiscal year-to-date, marketing, general and administrative expenses from continuing operations were stable at $2,247,000 for the nine months ended March 31, 2000 compared to $2,262,000 for the same period of fiscal 1999. The savings resulting from lower bad debt provisions and cost control measures slightly exceeded increased selling expenses and general cost increases incurred for the nine months ended March 31, 2000 compared to the same period in the prior fiscal year.

Marketing, general and administrative expenses are expected to increase significantly for the three months ended June 30, 2000, compared to the same period in the prior fiscal year resulting primarily from increased sales and marketing expenses, higher commissions, due to the expected sales mix and higher projected revenues, and general cost increases slightly offset by savings from cost control measures. Marketing, general and administrative expenses are expected to remain constant for the three months ended June 30, 2000, compared to the third quarter of fiscal 2000 due to slightly lower commissions from lower expected sales partially offset by general cost increases.

For the nine months ended March 31, 2000, the Company recorded realized and unrealized gains on investments of $55,000 and $2,000, respectively, compared to a realized loss on investments of $507,000 for the three and nine months ended March 31, 1999. The Company held no investments and had no unrealized gains or losses for the quarter ended March 31, 2000. As part of its invest-ment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more
securities.   As  a  result  of  this,  the  financial results may  fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At March 31, 2000, the Company had no investment positions.

The Company recorded interest expense of $268,000 and $365,000 for the three and nine months ended March 31, 2000, respectively, compared to $41,000 and $137,000 for the same periods in fiscal 1999. The increase was due to $219,000 of interest expense on NBI's IRS debt recorded during the third quarter of fiscal 2000 resulting from the Company's default on this debt. (See Financial Condition, Liquidity and Capital Resources and Notes 2 and 8.)

The Company recorded income tax provisions from continuing operations of $36,000 and $57,000 for the three and nine months ended March 31, 2000, respectively. For the three and nine months ended March 31, 1999, the Company recorded income tax provisions from continuing operations of $39,000 and $266,000, respectively. These provisions include state and other income taxes and are based upon book income. The state income tax provisions are related to the Company's Pennsylvania operations and are based upon book income, because the continuing operations do not have any net operating loss carryforwards available in Pennsylvania. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no such non-cash components included in the income tax provisions for the three or nine months ended March 31, 2000 or 1999.

DISCONTINUED  OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2000 - CONTINUED


August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Notes 2, 4, 8 and 13 to accompanying consolidated financial statements). Therefore, the Company has discontinued its children's paint manufacturing, hotel, and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the three and nine months ended March 31, 2000 and 1999.

Revenues from discontinued operations totaled $476,000 and $1,788,000 for the three and nine months ended March 31, 2000, compared to $474,000 and $1,821,000 for the same periods in the prior fiscal year.

The Company recorded a net loss from discontinued operations of $17,000 for the three months ended March 31, 2000 compared to a net loss from discontinued operations of $38,000 for the same period of the prior fiscal year. Year-to-date, the Company recorded net income from discontinued operations of $16,000 in fiscal 2000 compared to a net loss from discontinued operations of $223,000 in fiscal 1999. The improvement resulted primarily from the absence of a loss from the Krazy Colors operation because the estimated loss on disposal of this operation was accrued for during the second quarter of fiscal 1999. In determining the estimated loss on disposal of its Krazy Colors operation, the Company estimated the net realizable value of the disposal of the discontinued operation, including estimated costs and expenses directly associated with the disposal and the estimated loss from operations through the expected disposal date. The Company recorded a deferred gain on the sale of the land development during the second quarter of fiscal 2000 and expects a significant gain overall from the discontinued operations of the hotel, and therefore, no amount has been recorded related to these disposals; the gain will be recognized when realized.

The disposal of the children's paint manufacturing operation was substantially complete as of September 30, 1999. On December 17, 1999, the Company sold a majority of the assets of its real estate development, consisting of land and construction-in-progress. The Company intends to sell all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by its
CEO.    (See  Notes  8  and  13).

The net long-term assets of discontinued operations at March 31, 2000 consisted primarily of the hotel's building and furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at March 31, 2000 consisted primarily of cash balances net of accounts payable and accrued liabilities.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets increased $1.0 million to $13.8 million at March 31, 2000 from $12.8 million at June 30, 1999. The increase was primarily due to a net gain on the sale of Willowbrook Properties' land and construction-in-progress of $881,000, which was deferred for financial statement purposes, and an increase in accounts receivable of $881,000 resulting primarily from significantly higher sales from L.E. Smith in March 2000 than in June 1999. However, these increases in assets were significantly offset by a cash payment of $182,000 for a portion of the preferred dividends paid during the first quarter of fiscal 2000 and the use of the net cash proceeds from the Willowbrook Properties' sale to pay $400,000 on the IRS debt and $148,000 to the Company's CEO to pay-off a revolving line of credit with cumulative accrued interest, as well as an accrued bonus payable from fiscal 1997. The Company had negative working capital of $394,000 at March 31, 2000, compared to negative working capital of $773,000 at June 30, 1999. The decrease in the working capital deficit resulted primarily from net cash proceeds of $552,000 from the sale of Willowbrook Properties' land and construction-in-progress, partially offset by cash and proceeds from investment trades receivable, included in other current assets at June 30, 1999, which were used to fund a portion of the land development costs incurred during fiscal 2000, prior to its sale.

As discussed in Notes 2 and 8 to the Consolidated Financial Statements, the remaining balance of $1.8 million of the Company's debt to the IRS was due on
December  31,  1999.    On  December  30,  1999,  the  Company  paid

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2000 - CONTINUED


the IRS $400,000 and as of December 31, 1999, $1,378,000 of the IRS debt was still outstanding. On January 5, 2000, the IRS sent NBI notice of a default of its Amended Payment Agreement, due to the Company's failure to pay the remaining $1,378,000 that was due on December 31, 1999. Per the terms of the agreement, an event of default occurred on January 20, 2000, fifteen days after written notice and demand from the IRS to NBI. On February 18, 2000, the Company paid the IRS $500,000 from a deposit received from its CEO, Jay Lustig, related to NBI's pending sale of all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by Mr. Lustig. On March 15, 2000, the Company received a notice of default from the IRS regarding NBI's failure to cure the default of its Amended Payment Agreement. The IRS declared the remaining principal amount of $878,000 due and payable with interest thereon at the statutory rate provided under the Internal Revenue Code since the last interest payment made by NBI on July 9, 1997 under the original agreement. Accrued interest through March 31, 2000 totaled $219,000. In addition, the IRS notified the Company that it intends to pursue its remedies. In order to pay the remaining amount outstanding, management intends to generate sufficient cash through the sale of the stock of NBI
Properties; however, there can be no assurance that the Company will be able to complete a sale of this stock and satisfy its obligations to the IRS. This condition raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not contain any adjustments that might result from the outcome of this uncertainty. Management believes that after the Company has sold the NBI Properties stock and pays off its IRS debt, it will generate sufficient future cash flows from its remaining operations to allow the Company to continue as a going concern. (See Notes 2, 4, 8 and 13).

Construction-in-progress from continuing operations totaled $287,000 at March 31, 2000 and included $78,000 for design and engineering costs related to a new crystal tank for the glass manufacturing facility. The Company estimates that it will cost approximately $1.8 million to complete the outstanding construction-in-progress, all of which are expected to be completed by the end of fiscal 2000, except for the new crystal tank which is expected to be completed within the next year. A majority of the estimated costs to complete the outstanding projects is related to the new crystal tank. The new tank will have an estimated useful life of 20 to 25 years, with major refurbishments, costing approximately $500,000, required every seven years. The Company is currently pursuing various financing alternatives for this capital improvement.

The Company expects its other working capital requirements in the next fiscal year to be met by existing working capital at March 31, 2000, internally generated funds including interest income from the note receivable from its CEO received in conjunction with the sale of Willowbrook Properties' land and construction in progress, and for L.E. Smith's requirements, short-term borrowings under an existing line of credit.

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

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  6.    Exhibits  and  Reports  on  Form  8-K

     (a)    Exhibits

            27.          Financial  Data  Schedule

     (b)    Form  8-K  dated  March  15,  2000,  Item  5  -  Other  Events:

            The Company received a notice of default and assessment of interest from the IRS related to its outstanding debt with the IRS.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NBI,  INC.




     May  15,  2000                        By:  /s/ Marjorie A. Cogan
     --------------                        ----------------------------------
         (Date)                                     Marjorie A. Cogan
                                              As a duly authorized officer
                                           Chief Financial Officer, Secretary