Form 10KSB
period 2000-06-30
NBI INC
filed 2000-09-28
CIK 313518

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-KSB




[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                      For Fiscal Year Ended June 30, 2000

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

                            850 23rd Avenue, Suite D
                            Longmont, Colorado 80501
                                 (303) 684-2700


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues from continuing operations for the year ended June 30, 2000 were $15,004,000.

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $2,798,908 as of market close on August 18, 2000.

Common stock ($.01 Par Value): 8,103,320 shares outstanding as of August 31,
2000.

Documents incorporated by reference: Part III - The Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year.

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

L.E. Smith sells its products through-out the United States via in-house sales managers and manufacturer's representatives. The giftware products are sold primarily to traditional and specialty retailers, as well as manufacturers/wholesalers, the food service market and through an "on-site" company retail store. The lighting fixture products are sold to manufacturers and retailers.


DISCONTINUED OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its children's paint manufacturing operation due to continuing losses incurred by such operation, as well as the business' inability to sustain long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. ("NBI Properties") and Willowbrook Properties, Inc. ("Willowbrook Properties"), in order to pay the Internal Revenue Service ("IRS") debt due on December 31, 1999 (see Notes 2, 3, and 8 to the Consolidated Financial Statements). Therefore, the Company has discontinued its hotel, real estate development and children's paint manufacturing operations, and it has separately reported the income or loss from these segments as discontinued operations for the years ended June 30, 2000 and 1999. (See Note 3 to the Consolidated Financial Statements.)


NBI Properties, Inc.

In August 1995, NBI acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation now known as NBI Properties. NBI Properties owns and operates an 80 room full service Holiday Inn in Belle Vernon, Pennsylvania (the "Belle Vernon Holiday Inn"). The Company is licensed pursuant to a license agreement with Holiday Inns Franchising, Inc. which expires in August 2005, subject to renewal. The Holiday Inn hotel consists of approximately 21,000 square feet and is situated on approximately 5.8 acres of land leased under an acquired land lease expiring in 2026 with an option to extend for an additional 25 year term. The company intends to sell all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by NBI's Chief Executive Officer ("CEO"), Jay H. Lustig.


Willowbrook Properties, Inc. d/b/a NBI Development Corporation

In January 1997, the Company, through its wholly-owned subsidiary, Willowbrook Properties, Inc. d/b/a NBI Development Corporation closed on the acquisition of a parcel of property consisting of approximately 88 acres of farmland in Belle Vernon, Pennsylvania. The property is situated along Route 51 in Belle Vernon and has frontage for approximately 2,700 feet. Willowbrook Properties successfully obtained a zoning variance to permit the development of a mixed use retail and residential project for the property. During fiscal 1999, Willowbrook Properties entered into a lease agreement with a national grocery store chain to lease a significant portion of phase I of the development and began construction on a mixed use retail center. On December 17, 1999, the Company closed on the sale of a majority of the assets of Willowbrook Properties, consisting of land and construction in progress, to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale had been previously approved at NBI's Annual Meeting of Stockholders held on December 16, 1999. (See Note 19 to the Consolidated Financial Statements.)


Krazy Colors, Inc.

In January 1995, the Company acquired a majority interest in Krazy Colors, Inc. ("Krazy Colors") a small children's paint manufacturer located in Las Vegas, Nevada, which manufactured roll-on and dot-on paints for children, as well as bulk tempera paints. On December 31, 1998, the Company established a plan to dispose of its Krazy Colors operation due to continuing losses incurred by the operation, as well as the business' inability to sustain long-term customers. During fiscal 1999, Krazy Colors disposed of most of its assets and subleased its warehouse space in Nevada. As of September 30, 1999, the disposal was substantially complete.


HISTORY OF THE COMPANY

NBI was incorporated in 1973 to develop and market a proprietary word processing system. During the 1970's and 1980's the Company focused on manufacturing, sales and service of dedicated word processing and office automation systems. Then, in 1990 NBI shifted its focus to systems integration to transition the existing customer base from its proprietary hardware platforms to an open platform.

To further its reorganization efforts, in February 1991, NBI filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. NBI emerged from Chapter 11 on February 3, 1992, the effective date of the Plan of Reorganization.

Then, due to continuing losses incurred by its computer industry segment, the Company discontinued all of its operations in this segment during the period from August 1992 through August 1996.

As NBI was departing from the computer industry, the Company shifted its focus and acquired its children's paint manufacturing operation in January 1995 and its glass manufacturing and hotel operations in August 1995. In January 1997, the Company purchased land for development in southwestern Pennsylvania. (See previous discussion in sections "Operations" and "Discontinued Operations".)


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

L.E. Smith's main competition in giftware is from imports, primarily from Europe, South America and the Orient. Most of the competitive glass from overseas is twenty-four percent leaded crystal, while L.E. Smith's giftware is unleaded crystal, because foreign manufacturers are able to produce leaded glass less expensively due to significantly fewer environmental restrictions and lower labor costs. The main competition for the glass lighting fixtures is also imports from Europe, South America and the Orient. There are also a few domestic companies that have competing products with certain portions of L.E. Smith's giftware and lighting fixtures product lines. The Company is able to compete with other domestic and foreign glass companies because it is one of only a few hand pressed glass manufacturers remaining in the United States. The Company produces a large variety of unique designs using twelve different colors of glass, and has a solid reputation for the quality and reliability of its products. Also, its products are price competitive with those of other domestic manufacturers. L.E. Smith can compete with foreign competitors because it has the flexibility to meet shorter lead times without the restrictive minimum quantities required by most foreign manufacturers.


SIGNIFICANT CUSTOMERS AND SUPPLIERS

L.E. Smith currently has many small to medium-sized customers and one significant customer. Sales to its significant customer totaled approximately 24% and 31% of NBI's consolidated revenues from continuing operations for the years ended June 30, 2000 and 1999, respectively. The loss of this customer's business would have a material adverse effect on NBI; however, L.E. Smith is continually focusing its sales efforts on expanding its customer base to lessen the impact this customer has on its business. In addition, the Company's management believes that its relationship with this customer will continue into the foreseeable future. Revenues from this customer in fiscal 2000 declined significantly compared to fiscal 1999, but the Company anticipates the revenues from this customer will increase significantly in fiscal 2001.

L.E. Smith purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on comparable terms.


SEASONAL VARIATIONS OF BUSINESSES

Excluding the effect of its significant customer, L.E. Smith typically has its strongest revenue performance during the first and second fiscal quarters due to seasonal variations. Generally, the fourth fiscal quarter's revenues from L.E. Smith are moderately lower than in the first and second quarters, while the third fiscal quarter's revenue is usually significantly lower than the other quarters. However, historically these trends have been materially affected by fluctuations in the timing of orders from its significant customer, which does not have consistent trends. In addition, sales to L.E. Smith's other customers during the third quarter of fiscal 2000 were unusually high because the Company had a large increase in new customers during this quarter, including a significant increase in sales to department stores.


EMPLOYEES

As of August 7, 2000, the Company had a total of 193 employees in its continuing operations, including 190 full-time employees. Currently, 148 employees of L.E. Smith are covered by a collective bargaining agreement which expires on August 31, 2001.


ITEM 2.  PROPERTIES

Continuing Operations

In connection with its purchase of the assets of L.E. Smith in August 1995, the Company acquired the land and buildings held by L.E. Smith, including a total of approximately 194,000 square feet of manufacturing, warehousing and office space on approximately 11.1 acres of land in Mount Pleasant, Pennsylvania. Subsequently, L.E. Smith acquired two small parcels of land, with accompanying houses, adjacent to the glass manufacturing facility. It has demolished one of these houses and is holding these properties for future use by the company. During fiscal 2000 and 1999, L.E. Smith leased approximately 6,000 square feet of temporary warehouse space, under a month-to-month lease, in order to facilitate certain property improvement projects, and to accommodate additional space requirements resulting from the growth of the company. The Company leases approximately 2,300 square feet of office space for administrative personnel at its corporate headquarters in Longmont, Colorado, under a lease expiring in August 2003. The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative or additional suitable facilities should its requirements change.

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

In January 1997, Willowbrook Properties acquired 88 acres of undeveloped land in southwestern Pennsylvania. The Company began commercial development on phase I of the property in fiscal 1999. Then on December 17, 1999, the Company sold a majority of the assets of Willowbrook Properties, including the land and construction-in-progress.

All of the land and buildings owned by the Company's discontinued operations are included in net long-term assets of discontinued operations at June 30, 2000.


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


           Fiscal 2000                 High          Low
           -----------                 ----          ---

           First Quarter            $ 15/16       $ 11/16
           Second Quarter             13/16          9/16
           Third Quarter              11/16          7/16
           Fourth Quarter               3/4          5/16

           Fiscal 1999                 High          Low
           -----------                 ----          ---
           First Quarter            $ 29/32       $  25/32
           Second Quarter            1 1/32          13/16
           Third Quarter              1 1/8          11/16
           Fourth Quarter            1 1/32          11/16


At June 30, 2000, there were 8,103,320 common shares of $.01 par value common stock outstanding. The approximate number of common stockholders of the Company was 1,220 as of August 31, 2000. This includes shares held in nominee or "street" accounts. To date, no dividends have been paid on the $.01 par value common stock and it is anticipated that future earnings will be retained for operating purposes.

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


RESULTS OF OPERATIONS 2000 - 1999 COMPARISON

The Company reported net income of $565,000 in fiscal 2000, compared to net income of $278,000 in fiscal 1999. During fiscal 2000, the Company recorded a moderate gain on investments and minimal income from discontinued operations compared to significant losses on investments and discontinued operations in fiscal 1999. In addition, the Company had increased interest income which arose from a note receivable from a related party received in conjunction with its sale of a majority of the assets of Willowbrook Properties. However, these favorable changes were significantly offset by unfavorable margin performance due to increased general costs, and substantially increased interest expense resulting from the Company's default on its IRS debt.

Revenues from continuing operations of $15.0 million for the year ended June 30, 2000 reflected an increase of $283,000, or 1.9%, as compared to fiscal 1999. L.E. Smith experienced a significant increase in sales to department stores and catalog companies during fiscal 2000, as well as considerable growth in sales to specialty stores and a large increase in the number of new customers during fiscal 2000. However, these increases were significantly offset by declines of $876,000 and $291,000, respectively, in revenues from L.E. Smith's largest customer and a customer that declared Chapter 11 bankruptcy during fiscal 1999. In addition, fiscal 1999 included $392,000 of revenues from an order from a nonrecurring customer.

Revenues from continuing operations are expected to increase significantly in fiscal 2001, as compared to fiscal 2000, primarily due to sustained revenue growth expected from a larger customer base that was established during fiscal 2000, as well as a significant increase in projected revenues from L.E. Smith's largest customer. This growth is reflected in a substantially higher backlog in August 2000 compared to the prior year. However, the Company expects only a moderate increase in revenues for the first quarter of fiscal 2001 compared to the same period in the prior fiscal year primarily due to timing of orders from its largest customer; whereas it expects substantial growth during the second quarter of fiscal 2001 due to a large increase in expected holiday orders, including a significant increase in orders from its largest customer.

Cost of sales from continuing operations as a percentage of related revenue for the years ended June 30, 2000 and 1999 was 74.0% and 72.7%, respectively. The resulting decline in gross margin occurred primarily due to general cost increases, including increases of $151,000 in health and workmen's compensation insurance costs and $152,000 in depreciation expense, which resulted from a substantial amount of capital improvements made during the current and the prior fiscal year. However, these increases were partially offset by significantly reduced inventory reserve provisions resulting from an inventory control program instituted during fiscal 2000.

Cost of sales from continuing operations as a percentage of related revenues is expected to decline slightly in fiscal 2001 as compared to fiscal 2000, due to significantly higher projected sales volume, causing favorable absorption of fixed costs, partially offset by general cost increases including a significant increase projected for natural gas costs after its current contract expires on October 15, 2000.

Marketing, general and administrative expenses from continuing operations totaled $3.1 million for the year ended June 30, 2000, an increase of $92,000 compared to the previous fiscal year. The increase in expenses was primarily related to general cost increases and higher sales commissions. The increased sales commissions were due to increased sales from outside sales representatives, while the Company experienced a significant decline in revenues from its largest customer which is a house account and is not subject to outside sales commissions. These increases were partially offset by lower bad debt provisions during fiscal 2000 due to the absence of an additional bad debt provision of $127,000 recorded by L.E. Smith during fiscal 1999 resulting from a customer's declaration of Chapter 11 bankruptcy. Included in marketing, general and administrative expenses incurred in fiscal 2000 were payroll and related expenses of $1.2 million, commissions to sales representatives of $774,000, legal, accounting and other professional fees of $154,000, and advertising costs of $186,000.

Total marketing, general and administrative expenses from continuing operations are expected to increase significantly in fiscal 2001, compared to fiscal 2000, primarily due to increased sales and marketing activities and general cost increases.

The Company recorded a net gain on investments of $57,000 in fiscal 2000, consisting of a net realized gain of $55,000 and a net unrealized gain of $2,000. During fiscal 1999, the Company recorded a net loss on investments of $347,000, consisting of a net realized loss of $346,000 and a net unrealized loss of $1,000. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, because losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At June 30, 2000, the Company had no investment positions.

Interest expense from continuing operations totaled $442,000 and $183,000 for the fiscal years ended June 30, 2000 and 1999, respectively. The increase was due to $248,000 of interest expense on the Company's IRS debt, recorded during fiscal 2000, resulting from the Company's default on this debt. (See Liquidity and Capital Resources and Notes 2 and 8 to the Consolidated Financial Statements.)

The Company recorded an income tax provision from continuing operations of $61,000 for the year ended June 30, 2000, which included state income tax provisions of $87,000 primarily related to L.E. Smith's operations. In fiscal 1999, the Company recorded an income tax provision from continuing operations of $85,000 which included state income tax provisions of $117,000, also primarily related to L.E. Smith's operations. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating loss carryforwards are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating loss carryforwards were utilized during fiscal 2000 or 1999. (See Note 8 to the Consolidated Financial Statements.)


DISCONTINUED OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors operation due to continuing losses incurred by the operation, as well as the business' inability to sustain long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties in order to pay the IRS debt due on December 31, 1999 (see Notes 2, 8 and 19 to the Consolidated Financial Statements). Therefore, the Company has discontinued its hotel, real estate development and children's paint manufacturing operations, and it has separately reported the income or loss from these segments as discontinued operations for the years ended June 30, 2000 and 1999.

The disposal of the children's paint manufacturing operation was substantially complete as of September 30, 1999. On December 17, 1999, the Company sold a majority of the assets of its real estate development, consisting of land and construction-in-progress, to an entity which is 100% owned and controlled by its CEO. The Company intends to sell all of the capital stock of NBI Properties to an entity which is also 100% owned and controlled by its CEO. (See Note 19 to the Consolidated Financial Statements).

Revenues from discontinued operations totaled $2.4 million and $2.5 million for the years ended June 30, 2000 and 1999, respectively. A decline in revenues from Krazy Colors related to closure of the operation was partially offset by a small increase in revenues from the Belle Vernon Holiday Inn.

The Company recorded net income from discontinued operations of $55,000 in fiscal 2000 compared to a net loss from discontinued operations of $189,000 in fiscal 1999. The improvement was primarily due to the absence of losses on both the disposal and operations of Krazy Colors. Included in the net loss from discontinued operations for fiscal year 1999 was a loss on disposal of Krazy Colors of $131,000, net of an income tax benefit of $67,000. In determining the loss on disposal of its children's paint manufacturing operation, the Company estimated the net realizable value of the disposal of the discontinued operation, including estimated costs and expenses directly associated with the disposal and the estimated loss from operations through the expected disposal date. The Company recorded a deferred gain on the sale of the real estate development during the second quarter of fiscal 2000 (see Note 12) and expects a significant gain overall from the discontinued operations of the hotel, and therefore, no amount has been recorded related to these disposals; the gain will be recognized when realized.

The net long-term assets of discontinued operations at June 30, 2000 consisted primarily of land, buildings, and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at June 30, 2000 consisted primarily of cash, net of accounts payable and accrued liabilities.


FINANCIAL CONDITION

Total current assets of the Company increased $154,000 during fiscal year 2000 to $5.2 million at June 30, 2000. The increase in current assets during fiscal 2000 was primarily related to an increase of $450,000 in accounts receivable at June 30, 2000, resulting from significantly higher revenues in June 2000 compared to June 1999, and the presence of net current assets of discontinued operations at June 30, 2000 compared to net current liabilities at June 30, 1999. However, these increases were significantly offset by declines in other current assets, due to the absence of a net receivable of $225,000 from investment trades made at the end of fiscal 1999, and in cash and cash equivalents.

Total assets of $13.5 million at June 30, 2000 reflected an increase of $713,000 from June 30, 1999 and was primarily related to an increase in current assets, as discussed above, and the addition of a note receivable received from a related party significantly offset by a decline in net long-term assets from discontinued operations, both resulting from the sale of a majority of the assets of Willowbrook Properties.

Current liabilities decreased $413,000 to $5.4 million at June 30, 2000, primarily due to payments of $900,000 on the IRS debt, repayment of the revolving line of credit with NBI's CEO of $100,000 and the absence of net liabilities of discontinued operations at June 30, 2000, partially offset by an increase in short-term borrowings under L.E. Smith's revolving line of credit and the addition of a $500,000 deposit liability for a deposit received from the Company's CEO during fiscal 2000 related to NBI's pending sale of all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by the CEO.

Stockholders' equity of $6.8 million at June 30, 2000 increased $388,000 from June 30, 1999, primarily reflecting net income of $565,000 for fiscal 2000 partially offset by cash dividends of $182,000 paid on the outstanding preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $278,000 during fiscal 2000. Considerable cash outflows for payments on the IRS debt ($900,000), purchases of property and equipment for continuing operations ($804,000), payment of cash dividends on NBI's outstanding preferred stock ($182,000), and repayment of a revolving line of credit from the Company's CEO ($100,000) were significantly offset by cash proceeds from the Willowbrook Properties' sale ($600,000), receipt of a deposit from NBI's CEO related to the pending sale of all of the capital stock of NBI Properties ($500,000), cash proceeds from a net receivable from investment trades made at the end of fiscal 1999 ($225,000), and other cash generated from operations.

The Company had working capital deficits of $206,000 and $773,000 at June 30, 2000 and 1999, respectively. The increase of $567,000 in working capital was primarily related to cash proceeds of $600,000 from the Willowbrook Properties' sale of land and construction-in-progress. These funds were used to pay selling expenses ($48,000), part of the IRS debt ($400,000), and outstanding liabilities to the Company's CEO ($148,000), consisting of a revolving line of credit balance, accrued interest thereon and an accrued bonus from fiscal 1997.

The remaining balance of $1.8 million of the Company's debt to the IRS was due on December 31, 1999. On December 30, 1999, the Company paid the IRS $400,000 and as of December 31, 1999, $1,378,000 of the IRS debt was still outstanding. On January 5, 2000, the IRS sent NBI notice of a default of its Amended Payment Agreement, due to the Company's failure to pay the remaining $1,378,000 that was due on December 31, 1999. Per the terms of the agreement, an event of default occurred on January 20, 2000, fifteen days after written notice and demand from the IRS to NBI. On February 18, 2000, the Company paid the IRS $500,000 from a deposit received from its CEO, Jay Lustig, related to NBI's pending sale of all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by Mr. Lustig. On March 15, 2000, the Company received a notice of default from the IRS regarding NBI's failure to cure the default of its Amended Payment Agreement. The IRS declared the remaining principal amount of $878,000 due and payable with interest thereon at the statutory rate provided under the Internal Revenue Code since the last interest payment made by NBI on July 9, 1997 under the original agreement. Accrued interest through June 30, 2000 totaled $248,000. In addition, the IRS notified the Company that it intends to pursue its remedies. Management intends to obtain bank financing in order to pay the Company's outstanding obligations to the IRS. The Company has received a commitment letter from a bank for such financing and expects to close on this financing by October 31, 2000. However, there can be no assurance that the Company will be able to satisfy its obligations to the IRS. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty. Management believes that after the Company pays off its IRS debt, it will generate sufficient future cash flows to allow the Company to continue as a going concern. See also Report of Independent Certified Public Accountants and Notes 2, 3, 8 and 19 to the Consolidated Financial Statements.

Construction-in-progress totaled $206,000 at June 30, 2000 and included $80,000 for design and engineering costs related to a new crystal tank for the glass manufacturing facility. The Company estimates that it will cost approximately $1,727,000 to complete the outstanding construction-in-progress, all of which is expected to be completed during fiscal 2001. A majority of the estimated costs to complete the outstanding projects is related to the new crystal tank. The new tank will have an estimated useful life of 20 to 25 years, with major refurbishments, costing approximately $500,000, required every seven years. The Company has received a commitment letter from a bank for financing of this project and expects to close on this financing by October 31, 2000.

The Company expects its other working capital requirements in the next fiscal year, including any cash dividends on its preferred stock, to be met by existing working capital at June 30, 2000, internally generated funds including interest income on the note receivable from its CEO received in conjunction with the sale of Willowbrook Properties' land and construction-in-progress, remaining cash proceeds due in conjunction with the pending sale of the stock of NBI Properties to the Company's CEO and, for L.E. Smith's requirements, short-term borrowings under an existing line of credit which expires on November 1, 2000. The Company has received a commitment letter from a bank for a replacement for this line of credit and expects to close on this financing by October 31, 2000. In addition, the Company has cash potentially available from L.E. Smith and NBI Properties through dividend payments to the parent Company. However, L.E. Smith's and NBI Properties' bank loan agreements limit their ability to pay dividends and the amount of dividends payable. (See Notes 10, 14, 15 and 19 to the Consolidated Financial Statements.)


TAX LOSS CARRYFORWARDS

As discussed in Note 8 to the Consolidated Financial Statements, the Company has approximately $66 million of tax loss carryforwards. A valuation allowance of approximately $23 million has been established for the net deferred tax assets arising from the tax loss carryforwards because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized. Section 382 of the Internal Revenue Code would materially limit the amount of net operating loss carryforwards available for use in any single year if the Company were to experience a change of ownership as defined by Section 382.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 was originally to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 has deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Management believes the adoption of these pronouncements will not have a material impact on the Company's financial statements.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of NBI, Inc.



We have audited the accompanying consolidated balance sheet of NBI, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBI, Inc. and subsidiaries at June 30, 2000, and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not been able to meet the payment terms of the IRS debt within the contractual terms of the agreement. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/ BDO Seidman, LLP
                                        BDO Seidman, LLP





Denver, Colorado
August 9, 2000

                                   NBI, INC.
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2000
                   (Amounts in thousands, except share data)


ASSETS

Current assets:
   Cash and cash equivalents                                                        $     33
   Accounts receivable, less allowance for doubtful accounts of $232                   1,693
   Inventories                                                                         3,000
   Other current assets                                                                  234
   Short-term deferred income taxes                                                       56
   Net current assets of discontinued operations                                         143
                                                                                    --------
       Total current assets                                                            5,159

Property, plant and equipment, net                                                     4,189
Note receivable from related party                                                     2,700
Other assets                                                                               5
Net long-term assets of discontinued operations                                        1,480
                                                                                    --------
                                                                                    $ 13,533
                                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current portion of notes payable                       $  1,948
   Current portion of IRS debt and other income taxes payable                            918
   Accounts payable                                                                    1,222
   Accrued liabilities and other                                                       1,277
                                                                                    --------
       Total current liabilities                                                       5,365

Long-term liabilities:
   Notes payable                                                                         130
   Deferred income taxes                                                                 190
   Postemployment disability benefits                                                    153
   Deferred gain from sale of discontinued operation, net of taxes                       881
                                                                                    --------
       Total liabilities                                                               6,719
                                                                                    --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.01 par value; 5,000,000 shares authorized; 507,421 shares of Series A Cumulative Preferred
     Stock issued and outstanding (liquidation preference value of $5,074)                 5
   Capital in excess of par value - preferred stock                                    4,380
   Common stock - $.01 par value (20,000,000 shares
     authorized; 10,130,520 shares issued)                                               101
   Capital in excess of par value - common stock                                       6,566
   Accumulated deficit                                                                (3,370)
                                                                                    --------
                                                                                       7,682
Treasury stock, at cost (2,027,200 shares)                                              (868)
                                                                                    --------
       Total stockholders' equity                                                      6,814
                                                                                    --------
                                                                                    $ 13,533
                                                                                    ========


          See accompanying Notes to Consolidated Financial Statements.

                                   NBI, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended June 30, 2000 and 1999
                 (Amounts in thousands, except per share data)

                                                                    2000           1999
                                                                 --------        --------
Revenues:
  Sales                                                          $ 15,004        $ 14,721
                                                                 --------        --------

Costs and expenses:
  Cost of sales                                                    11,106          10,709
  Marketing, general and administrative                             3,064           2,972
                                                                 --------        --------
                                                                   14,170          13,681
                                                                 --------        --------

Income from operations                                                834           1,040
                                                                 --------        --------

Other income (expense):
  Interest income                                                     120              26
  Net gain (loss) on investments                                       57            (347)
  Other income and expense (net)                                        2              16
  Interest expense                                                   (442)           (183)
                                                                 --------        --------
                                                                     (263)           (488)
                                                                 --------        --------
Income from continuing operations before
  provision for income taxes                                          571             552
Provision for income taxes                                            (61)            (85)
                                                                 --------        --------
Income before discontinued operations                                 510             467
Income (loss) from discontinued operations, net of income
  tax benefit (provision) of $(30) in 2000 and $92 in 1999             55            (189)
                                                                 --------        --------

Net income                                                            565             278

Dividend requirement on preferred stock                              (513)           (251)
                                                                 --------        --------

Income attributable to common stock                              $     52        $     27
                                                                 ========        ========


Income (loss) per common share - basic:
  Income before discontinued operations                          $     --        $    .03
  Income (loss) from discontinued operations                          .01            (.03)
                                                                 --------        --------
  Net income                                                     $    .01        $     --
                                                                 ========        ========

Income (loss) per common share - diluted:
  Income before discontinued operations                          $     --        $    .03
  Income (loss) from discontinued operations                          .01            (.03)
                                                                 --------        --------
  Net income                                                     $    .01        $     --
                                                                 ========        ========


Weighted Average Common Shares and Equivalents:

   Basic                                                            8,103           8,088
                                                                 ========        ========
   Diluted                                                          8,103           8,458
                                                                 ========        ========



          See accompanying Notes to Consolidated Financial Statements.

                                   NBI, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended June 30, 2000 and 1999
                   (Amounts in thousands, except share data)


                                              Preferred Stock                              Common Stock
                                   -------------------------------------       ---------------------------------------
                                                              Capital in                                    Capital in
                                   Number of    (Par Value     Excess of        Number of     (Par Value     Excess of
                                     Shares       $.01)        Par Value          Shares         $.01)       Par Value
                                   -------------------------------------       ---------------------------------------
Balance July 1, 1998                     --       $  --       $     --         10,115,520       $  101      $  6,280

Preferred stock with
  detachable warrants,
  issued in public offering,
  net of offering costs             500,000           5          4,562                 --           --           281

Net income                               --          --             --                 --           --            --
                                    -------       -----       --------         ----------       ------       -------

Balance June 30, 1999               500,000           5          4,562         10,115,520          101         6,561

Issued under Employee
  Stock Option Plan                      --          --             --             15,000           --             5

Preferred dividends:
    - paid in-kind                    7,421          --             --                 --           --            --
    - paid in cash                       --          --           (182)                --           --            --

Net income                               --          --             --                 --           --            --
                                    -------       -----       --------         ----------       ------       -------

Balance June 30, 2000               507,421       $   5       $  4,380         10,130,520       $  101      $  6,566
                                    =======       =====       ========         ==========       ======      ========





                                    Accumulated      Treasury
                                      Deficit          Stock          Total
                                    -----------      --------        --------
Balance July 1, 1998                  $(4,213)         $(868)        $  1,300

Preferred stock with
  detachable warrants,
  issued in public offering,
  net of offering costs                    --             --            4,848

Net income                                278             --              278
                                      -------           ----          -------

Balance June 30, 1999                  (3,935)          (868)           6,426

Issued under Employee
  Stock Option Plan                        --             --                5

Preferred dividends:
    - paid in-kind                         --             --               --
    - paid in cash                         --             --             (182)

Net income                                565             --              565
                                      -------          -----          -------

Balance June 30, 2000                 $(3,370)         $(868)         $ 6,814
                                      =======          =====          =======


          See accompanying Notes to Consolidated Financial Statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2000 and 1999
                             (Amounts in Thousands)


                                                                                  2000             1999
                                                                               ----------       ----------
Cash flows from operating activities:

Net income                                                                     $      565       $      278

Adjustments to reconcile net income to net cash flow provided by operating activities:

     Depreciation and amortization                                                    997              843
     Provision for bad debts and returns                                               37              191
     Provision for write-down of inventories                                          (23)             289
     Provision for impairment of property and equipment
        and other long-term assets                                                     --               53
     Gain on sales of property and equipment                                           --               (8)
     Net unrealized loss (gain) on trading securities                                  (2)               1
     Deferred income taxes                                                             14             (131)
     Other                                                                            (16)              12
     Changes in assets -- decrease (increase):
          Trading securities                                                           38              (37)
          Accounts receivable                                                        (486)             (91)
          Inventories                                                                   6             (556)
          Other current assets                                                        153             (324)
          Other assets                                                                 (3)              56
     Changes in liabilities -- (decrease) increase:
          Accounts payable and accrued liabilities                                   (214)             635
          Income taxes payable                                                        (14)             (15)
                                                                               ----------       ----------

            Net cash flow provided by operating activities                          1,052            1,196
                                                                               ----------       ----------


Cash flows from investing activities:

  Proceeds from sale of land and construction-in-progress,
     net of selling expenses                                                          552               --
  Deposit on sale of hotel                                                            500               --
  Proceeds from sales of property and equipment                                        --               16
  Purchases of property and equipment                                              (1,388)          (1,931)
                                                                               ----------       ----------

            Net cash flow used in investing activities                               (336)          (1,915)
                                                                               ----------       ----------


                         (continued on following page)



          See accompanying Notes to Consolidated Financial Statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2000 and 1999
                             (Amounts in Thousands)

                                                                           2000          1999
                                                                         -------        -------
Cash flows from financing activities:

  Collections on notes receivable                                        $    22        $    13
  Proceeds from issuance of preferred stock, net of offering costs            --          4,848
  Dividends paid on preferred stock                                         (182)            --
  Proceeds from stock option exercises                                         5             --
  Payments on notes payable and line of credit from CEO                     (255)          (261)
  Net borrowings (payments) on line of credit                                329             (1)
  Payments on IRS debt                                                      (900)        (3,500)
                                                                         -------        -------

        Net cash flow provided by (used in) financing activities            (981)         1,099
                                                                         -------        -------


Net increase (decrease) in cash and cash equivalents                        (265)           380

Less change in cash and cash equivalents included
   in net assets of discontinued operations                                  (13)          (278)

Cash and cash equivalents at beginning of year                               311            209
                                                                         -------        -------

Cash and cash equivalents at end of year                                 $    33        $   311
                                                                         =======        =======




Supplemental disclosures of cash flow information:


  Interest paid                                                          $   297        $   262
                                                                         =======        =======

  Income taxes paid                                                      $   118        $   108
                                                                         =======        =======

  Noncash purchases of property, plant and equipment
    included in accounts payable at end of year                          $    89        $   315
                                                                         =======        =======

  Noncash issuance of note receivable for sale of land and
    construction-in-progress for 2000 and inventory and
    equipment for 1999                                                   $ 2,700        $    40
                                                                         =======        =======

  Deferred gain recorded from sale of discontinued
    operation, net of taxes                                              $   881        $    --
                                                                         =======        =======

  Preferred stock dividends paid in-kind                                 $    70        $    --
                                                                         =======        =======




          See accompanying Notes to Consolidated Financial Statements.

                                   NBI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999


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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 80% owned children's paint manufacturing subsidiary. All significant intercompany accounts, transactions and profits have been eliminated. The Company records the minority interest in consolidated net assets equal to the minority's percentage ownership in the net assets of the subsidiary entity, to the extent the minority interest is positive. At June 30, 2000, the minority interest in the children's paint manufacturing subsidiary was a deficit balance and accordingly, was limited to zero. The minority's share of income (losses) is shown as a separate component of consolidated net income, if significant. In addition, the minority's share of losses are recorded only until the minority interest in the net assets of the subsidiary has been reduced to zero.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board (" FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 was originally to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 has deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Management believes the adoption of these pronouncements will not have a material impact on the Company's financial statements.

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

INVENTORIES: Inventories are stated at the lower of cost (at standard which approximates the first-in, first-out method) or market and were comprised of the following amounts which are presented net of reserves totaling $243,000:

                                          June 30,
                                            2000
                                          --------
                                    (Amounts in thousands)

          Raw Materials                   $   731
          Work in Process                     648
          Finished Goods                    1,621
                                          -------
                                          $ 3,000
                                          =======

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

Property, plant and equipment: Capital assets are recorded at cost and are depreciated on a straight-line basis over the following lives:

          Asset Type                                   Life
          ----------                                   ----
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

ADVERTISING COSTS: The Company expenses the production costs of advertising the first time the advertising takes place, except for costs related to the production of new catalogs. These costs are capitalized and amortized over two to three years, their expected period of future benefits. Included in other current assets at June 30, 2000 were capitalized catalog advertising costs of $27,000. These costs are net of accumulated amortization of $101,000.

The Company also has a contract for billboard advertising for the hotel. These costs were capitalized and are being amortized over ten years, the life of the contract. Included in net long-term assets of discontinued operations at June 30, 2000 were capitalized billboard costs of $7,000, which are net of accumulated amortization of $3,000.

Advertising expense from continuing operations was $186,000 and $157,000 for the years ended June 30, 2000 and 1999, respectively.

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

NET INCOME (LOSS) PER SHARE: NBI, Inc. calculates earnings per share in accordance with SFAS No. 128, which provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share (see Note 17).

COMPREHENSIVE INCOME: The Company applies SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the years ended June 30, 2000 and 1999, the Company had no items of comprehensive income other than net income; therefore, a separate statement of comprehensive income has not been presented for these periods.

RECLASSIFICATIONS AND ADJUSTMENTS: Certain items in the 1999 financial statements have been reclassified to conform to the 2000 manner of presentation.


2.  Going Concern

As discussed in Note 8, the Company owed the Internal Revenue Service ("IRS") $1.8 million on or before December 31, 1999. On December 30, 1999, the Company paid the IRS $400,000 and as of December 31, 1999, $1,378,000 of the IRS debt was still outstanding. On January 5, 2000, the IRS sent NBI notice of a default of its amended payment agreement with the IRS dated April 8, 1998 ("Amended Payment Agreement"), due to the Company's failure to pay the remaining $1,378,000 that was due on December 31, 1999. Per the terms of the agreement, an event of default occurred on January 20, 2000, fifteen days after written notice and demand from the IRS to NBI. On February 18, 2000, the Company paid the IRS $500,000 from a deposit received from its CEO, Jay H. Lustig, related to NBI's pending sale of all of the capital stock of a wholly-owned subsidiary, NBI Properties, to an entity which is 100% owned and controlled by Mr. Lustig. On March 15, 2000, the Company received a notice of default from the IRS regarding NBI's failure to cure the default of its Amended Payment Agreement. The IRS declared the remaining principal amount of $878,000 due and payable with interest thereon at the statutory rate provided under the Internal Revenue Code since the last interest payment made by NBI on July 9, 1997 under the original agreement. Accrued interest through June 30, 2000 totaled $248,000. In addition, the IRS notified the Company that it intends to pursue its remedies. Management intends to obtain bank financing in order to pay the Company's outstanding obligations to the IRS. The Company has received a commitment letter from a bank for such financing and expects to close on this financing by October 31, 2000. However, there can be no assurance that the Company will be able to satisfy its obligations to the IRS. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty. Management believes that after the Company pays off its IRS debt, it will generate sufficient future cash flows to allow the Company to continue as a going concern. (See Notes 3 and 8).


3.  Discontinued Operations

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors operation due to continuing losses incurred by the operation, as well as the business' inability to sustain long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties, in order to pay the IRS debt due on December 31, 1999 (see Notes 2, 8 and 19). Therefore, the Company has discontinued its hotel, real estate development and children's paint manufacturing operations, and it has separately reported the income or loss from these segments as discontinued operations for the years ended June 30, 2000 and 1999 as follows:


                                                            Children's
                                                               Paint           Hotel    Real Estate
                                                           Manufacturing    Operations  Development       Total
                                                          --------------    ----------  -------------  ----------
                                                                               (amounts in thousands)

Fiscal Year 2000:

    Revenues from discontinued operations                   $      21       $   2,423    $     --       $   2,444
                                                            =========       =========    ========       =========

    Income (loss) from discontinued operations
      before income taxes                                   $      --       $      47    $     (1)      $      46
    Income tax provision                                           --             (17)         --             (17)
                                                            ---------       ---------    --------       ---------
    Income (loss) from discontinued operations                     --              30          (1)             29
    Gain on disposal, net of income tax
      provision of $13,000                                         26              --          --              26
                                                            ---------       ---------    --------       ---------
    Net income (loss) from discontinued operations          $      26       $      30    $     (1)      $      55
                                                            =========       =========    ========       =========


Fiscal Year 1999:

    Revenues from discontinued operations                   $     112       $   2,372    $     --       $   2,484
                                                            =========       =========    ========       =========

    Income (loss) from discontinued operations
      before income taxes                                   $    (125)      $      41    $      1       $     (83)
    Income tax benefit (provision)                                 43             (17)         (1)             25
                                                            ---------       ---------    --------       ---------
    Net income (loss) from discontinued operations                (82)             24          --             (58)
                                                            ---------       ---------    --------       ---------
    Loss on disposal, including loss from operations
      from January 1, 1999 through disposition of $18,000
      for the children's paint manufacturing                     (198)             --          --            (198)
    Income tax benefit                                             67              --          --              67
                                                            ----------      ---------    --------       ---------
    Net loss on disposal                                         (131)             --          --            (131)
                                                            ---------       ---------    --------       ---------
    Net income (loss) from discontinued operations          $    (213)      $      24    $     --       $    (189)
                                                            =========       =========    ========       =========

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

On December 17, 1999, the Company sold a majority of the assets of its real estate development, consisting of land and construction-in-progress, to an entity which is 100% owned and controlled by its CEO. The Company intends to sell all of the capital stock of NBI Properties to an entity which is also 100% owned and controlled by its CEO (see Note 19). The Company recorded a deferred gain on the sale of the real estate development during the second quarter of fiscal 2000 (see Notes 12 and 19) and expects a significant gain overall from the discontinued operations of the hotel, and therefore, no amount has been recorded related to these disposals; the gain will be recognized when realized.

The net long-term assets of discontinued operations at June 30, 2000 consisted primarily of land, buildings and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel (see Note 14). The net current assets of discontinued operations at June 30, 2000 consisted primarily of cash, net of accounts payable and accrued liabilities.


4.  Investments in Securities

During the years ended June 30, 2000 and 1999, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded a net realized gain of $55,000 and a net unrealized gain of $2,000 on investments for the year ended June 30, 2000 compared to a net realized loss of $346,000 and a net unrealized loss of $1,000 on investments for the year ended June 30, 1999.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At June 30, 2000, the Company had no investment positions.


5.  Other Current Assets

Included in other current assets totaling $234,000 at June 30, 2000, was $118,000 of accrued interest on the Company's note receivable from a related party (see Notes 6 and 19). Also included was restricted cash of $6,000, representing amounts held in trust for payments under self-insurance plans.


6.  Note Receivable from Related Party

In conjunction with the sale of Willowbrook Properties' land and construction-in-progress (see Notes 3 and 19), on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from an entity which is 100% owned and controlled by NBI's CEO. The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 8.14% determined at closing for the remainder of calendar 1999 and all of calendar 2000, and to be redetermined each succeeding December 31 for the following calendar year's rate. The note is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006 (see Note 5).

7.  Property, Plant and Equipment

                                                          June 30,
                                                            2000
                                                   ----------------------
                                                   (Amounts in thousands)
 Land                                                     $   144
 Buildings                                                  1,330
 Machinery and equipment                                    5,399
 Office furniture and fixtures                                307
 Construction in-progress                                     206
                                                          -------
                                                            7,386
 Accumulated depreciation                                  (3,197)
                                                          -------
                                                          $ 4,189
                                                          =======

Total depreciation expense from continuing operations was $801,000 and $644,000 for the years ended June 30, 2000 and 1999, respectively. The Company estimates that it will cost approximately $1,727,000 to complete the outstanding construction in-progress, all of which is expected to be completed during fiscal 2001. A majority of the costs estimated to complete the outstanding projects is related to a new crystal tank for the glass manufacturing facility. Included in construction in-progress at June 30, 2000 were design and engineering costs totaling $80,000 related to this project. The new tank will have an estimated useful life of 20 to 25 years, with major refurbishment, costing approximately $500,000, required every seven years. The Company has received a commitment letter from a bank for financing of this project and expects to close on this financing by October 31, 2000.


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

On February 18, 2000, the Company paid the IRS $500,000 from a deposit received from its CEO, related to NBI's pending sale of all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by Mr. Lustig. On March 15, 2000, the Company received a notice of default from the IRS regarding NBI's failure to cure the default of its Amended Payment Agreement. The IRS declared the remaining principal amount of $878,000 due and payable with interest thereon at the statutory rate provided under the Internal Revenue Code since the last interest payment made by NBI on July 9, 1997 under the original agreement. Accrued interest through June 30, 2000 totaled $248,000. In addition, the IRS notified the Company that it intends to pursue its remedies. Management intends to obtain bank financing in order to pay the Company's outstanding obligations to the IRS. The Company has received a commitment letter from a bank for such financing and expects to close on this financing by October 31, 2000. However, there can be no assurance that the Company will be able to satisfy its obligations to the IRS. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty. Management believes that after the Company pays off its IRS debt, it will generate sufficient future cash flows to allow the Company to continue as a going concern. (See Notes 2 and 3). The IRS debt continues to be collateralized by a security interest in all of the capital stock of American Glass, Inc., d/b/a L.E. Smith Glass Company and NBI Properties.

Income Tax Provision and Deferred Income Taxes:

For the years ended June 30, 2000 and 1999, the benefit (provision) for income taxes was included in the consolidated statements of operations as follows:

                                                     2000           1999
                                                     ----           ----
                                                    (Amounts in thousands)
Continuing operations provision                      $(61)          $(85)
Discontinued operations benefit (provision)           (30)            92
                                                     ----           ----

                                                     $(91)          $  7
                                                     ====           ====

The benefit (provision) for income taxes from continuing operations for the years ended June 30, 2000 and 1999 consisted of:

                           2000            1999
                           -----           -----
                           (Amounts in thousands)
Federal:
    Current                $  --           $  --
    Deferred                  26              32
                           -----           -----
                              26              32
                           -----           -----
 State and other:
    Current                  (72)           (137)
    Deferred                 (15)             20
                           -----           -----
                             (87)           (117)
                           -----           -----

Total                      $ (61)          $ (85)
                           =====           =====

In accordance with fresh-start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the United States Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. The Company utilized no amounts of pre-reorganization net operating loss carryforwards in fiscal 2000 or 1999.

The reconciliation of income taxes from continuing operations at the U.S. federal statutory tax rate to the effective tax rate for the years ended June 30, 2000 and 1999 are as follows:

                                                                2000            1999
                                                                -----           -----
                                                                (Amounts in thousands)

 Federal tax expense computed at 34% on
       income from continuing operations before
       provision for income taxes                               $(194)          $(188)
 State taxes, net of federal benefit                              (57)            (77)
 Change in the balance of the valuation
       allowance for deferred tax assets and other                190             180
                                                                -----           -----

 Provision for income taxes from continuing operations          $ (61)          $ (85)
                                                                =====           =====


Significant components of the Company's deferred tax assets and liabilities as of June 30, 2000 were as follows:

                                                                                  June 30, 2000
                                                                  --------------------------------------------

                                                                  Current           Noncurrent           Total
                                                                  -------           ----------           -----
                                                                            (Amounts in thousands)
Deferred tax assets:
    Deductible portion of IRS Settlement amount                   $    152           $     --           $    152
    Reserve provisions and other                                       334                 --                334
    Net operating loss carryforwards                                    --             21,269             21,269
    Capital loss carryforwards                                          --              1,288              1,288
    Sale of a majority of Willowbrook Properties' assets                --                313                313
    Other - net                                                         --                 99                 99
                                                                  --------           --------           --------
        Total deferred tax assets                                      486             22,969             23,455

    Valuation allowance for deferred tax assets                       (430)           (22,261)           (22,691)
                                                                  --------           --------           --------

    Deferred tax assets, net of valuation allowance                     56                708                764

Less deferred tax liabilities:
    Fixed asset depreciation/basis differences                          --               (898)              (898)
                                                                  --------           --------           --------

Net deferred tax asset (liability)                                $     56           $   (190)          $   (134)
                                                                  ========           ========           ========


The net change in the valuation allowance was a decrease of $455,000 for the year ended June 30, 2000, and an increase of $421,000 for the year ended June 30, 1999. The valuation allowance of $22,691,000 at June 30, 2000 was established because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

The net operating tax loss carryforwards at June 30, 2000 totaled $62.6 million and expire in fiscal years 2004 through 2020. Section 382 of the Internal Revenue Code would materially limit the amount of net operating loss carryforwards available for use in any single year if the Company were to experience a change of ownership as defined by Section 382. The capital loss carryforwards at June 30, 2000 totaled $3.8 million and expire in fiscal years 2003 and 2005. During fiscal 2000, approximately $1.5 million of the capital loss carryforwards expired unused.


9.  Accrued Liabilities and Other

                                                                      June 30,
                                                                       2000
                                                                     --------
                                                               (Amounts in thousands)
      Accrued interest                                              $    263
      Payroll and related benefits and taxes                             322
      Acquired liabilities under previously self-insured
         health and other benefit plans                                   35
      Deposit liability                                                  500
      Other                                                              157
                                                                    --------
                                                                    $  1,277
                                                                    ========

The deposit liability is from a deposit received from the Company's CEO related to NBI's pending sale of all of the capital stock of a wholly-owned subsidiary, NBI Properties, to an entity which is 100% owned and controlled by the CEO (see Notes 2, 3 and 19).

10.   Notes Payable and Short-term Borrowings

The following summarizes the Company's notes payable and short-term borrowings outstanding at:


                                                                                            June 30,
                                                                                             2000
                                                                                     ---------------------
                                                                                     (Amounts in thousands)

Revolving bank credit note of $2,000,000, due November 1, 2000, interest at bank's prime rate (9.50% at June 30, 2000) plus 1/2% or less, depending upon attainment of certain financial ratios as defined in the agreement;
  collateralized by a first security interest in all accounts receivable, inventories and personal property of the glass manufacturing
  company.                                                                                   $1,818

Bank note payable in monthly installments of $10,834 plus interest at bank's prime rate (9.50% at June 30, 2000) plus 1/2% or less, depending upon the attainment of certain financial ratios, with the outstanding principal balance plus accrued interest due in full on May 1, 2002. The note is cross-collateralized with the glass manufacturing company's
  revolving bank credit note.                                                                   260
                                                                                             ------

Total notes payable and short-term borrowings                                                 2,078

Less current portion                                                                          1,948
                                                                                             ------

Long-term portion of notes payable                                                           $  130
                                                                                             ======


At June 30, 2000, the principal maturities of notes payable and short-term borrowings for the subsequent fiscal years ending June 30 are: 2001 - $1,948,000; and 2002 - $130,000.

The glass manufacturing company's revolving bank credit note is subject to a credit agreement which contains covenants requiring maintenance of a minimum interest expense coverage ratio and a maximum leverage ratio. In addition, it prohibits certain activities of the glass manufacturing company without the bank's approval, including creation of debt or liens, sales of assets, granting loans or making certain investments and participation in any mergers or acquisitions. Also, the agreement limits the glass manufacturing company's ability to pay dividends and the amount of dividends payable. The Company is in full compliance with all of the covenants on this loan.

See also Note 14 regarding notes payable related to discontinued operations.

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

The Company's current health, life insurance and disability benefits are fully insured. Accordingly, the Company has no further liability and no accrual is needed. However, the Company previously had a disability benefit plan that was self-insured, under which payments are still being made. In accordance with SFAS No. 112, the Company accrued the present value of the expected payments discounted at 10%, as of July 1, 1994, of $271,000. The expected payments were calculated based upon the earlier of the expected duration of each individual's disability or the time remaining until the individual reaches the age of 65, at which time the benefits cease. The total liability for post-employment benefits outstanding at June 30, 2000 was $175,000, of which $153,000 was classified as long-term.

12. Deferred Gain from Sale of Operation

On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale were previously approved at NBI's Annual Meeting of Stockholders held on December 16, 1999. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of approximately $48,000 and net of approximately $40,000 of related income taxes. (See Notes 3, 6 and 19.)


13. Employee Benefit Plans

The Company has contributory savings and retirement 401(k) plans for a majority of its employees in its continuing operations. An employee may elect to contribute up to 15% of their compensation during each plan year, subject to the maximum allowed by the IRS. The Company's contributions to the union employees' plan is governed by a union labor contract. Under the terms of the L.E. Smith Glass Company's Union Contract effective September 7, 1998, the employer's contribution rate increased from i) $.12 to $.20 per hour worked for eligible employees with less than ten years of services and from ii) $.19 to $.30 per hour worked for eligible employees with ten or more years of service. The Company's contributions to its other plans are determined by the Board of Directors. Effective October 1998, the L.E. Smith Glass Company's Non-Union 401(K) Plan employer contribution rate changed from 2% to 4% of the employee wages. No liability exists for any future contributions, except as may subsequently be determined by the Board of Directors. The contributions expense from continuing operations for these plans totaled $129,000 and $103,000 for the years ended June 30, 2000 and 1999, respectively.


14. Commitments and Contingencies

Lease Commitments:

The Company leases various office facilities and equipment. The office facilities and equipment leases from continuing operations have expiration dates that extend through July 2005. Total rental expense for continuing operations was $123,000 and $120,000 for the years ended June 30, 2000 and 1999, respectively.

The future minimum rental commitments for continuing operations for the next five fiscal years, under non-cancelable leases, are: 2001 - $62,000; 2002 - $43,000, 2003 - $37,000; 2004 - $13,000; and 2005 - $3,000.

Other Commitments and Contingencies - Discontinued Operations:

The hotel has an outstanding bank mortgage note payable of $936,000 at June 30, 2000, of which $911,000 was included in net long-term assets from discontinued operations. Principal and interest at 8.85% is payable in monthly installments of $8,933. The note is due in full on July 1, 2007 and is collateralized by a first security interest in the hotel's assets. The hotel's bank mortgage note contains covenants requiring maintenance of a minimum cash flow to debt service ratio and specifying the maximum amount of capital expenditures that can be made in any year. In addition, it prohibits certain activities of the hotel without the bank's approval, including the creation of debts or liens, sales of assets and participation in any mergers or acquisitions. The Company is in full compliance with all of the covenants on this loan.

The Company's hotel operation leases the land supporting its hotel, under an operating lease expiring in the year 2026, with an option to extend for an additional 25 years. The monthly lease payments are based upon 3% of room and related revenue and 1% of other revenues of the hotel, with a minimum annual rental of $8,000.

In conjunction with NBI's acquisition of Krazy Colors, Inc. in February 1995, the stock purchase agreement provided for continuing annual royalty payments to the sellers, including NBI's CEO, based upon gross margin performance. Royalties are calculated based upon gross margin performance in excess of specified amounts. No royalties were incurred during the fiscal years ended June 30, 2000 and 1999 and the Company does not expect any royalties to be earned in the future (see also Notes 3 and 19).


15. Stockholders' Equity

The Company has authorized 20,000,000 shares of $.01 par value common stock. At June 30, 2000, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at June 30, 2000.

At the Company's annual meeting held on October 14, 1998, the stockholders approved an amendment to the Company's Certificate of Incorporation authorizing issuance of up to 5,000,000 shares of preferred stock with a par value of $.01 per share. The Company has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock with cumulative dividends from the date of original issue, accruing semi-annually, commencing June 30, 1999, and each December 31 and June 30 thereafter, at the annual rate per share of either (a) $1.00 in cash, or (b) .11 additional shares of Series A Preferred Stock, at the option of the holder, until December 31, 2004. Subsequent to December 31, 2004, the annual dividend rate per share will increase to either (a) $1.10 in cash or (b)
 .12 additional shares of Series A Preferred Stock, at the option of the holder. The Series A Cumulative Preferred Stock has a liquidation preference of $10 per share and is entitled to receive all accrued and unpaid dividends through the date of distribution. In addition, the Series A Cumulative Preferred Stock is redeemable at the option of the Company. The redemption price would be as follows for each calendar year: $10.80 per share if redeemed in 2000, $10.60 in 2001, $10.40 in 2002, $10.20 in 2003, and $10.00 in 2004 and thereafter.

During fiscal 1999, the Company sold 500,000 shares of Series A Cumulative Preferred Stock and 1,000,000 common stock purchase warrants through a public offering resulting in net proceeds of $4.8 million. For the years ended June 30, 2000 and 1999, the Company reported a dividend requirement totaling $513,000 and $251,000, respectively, attributable to its preferred stock. On September 3, 1999, the Board of Directors of NBI paid the first semi-annual dividend on its outstanding Series A Cumulative Preferred Stock, including 7,421 shares of additional preferred stock which were paid in-kind. No dividends have been declared or paid subsequently. As of June 30, 2000, 507,421 registered shares of Series A Cumulative Preferred Stock and 1,000,000 registered common stock purchase warrants at $1.20 per share were outstanding.

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with its acquisition of Krazy Colors, Inc. These warrants are exercisable through December 31, 2002.
As of June 30, 2000, no warrants had been exercised. (See also Note 19.)


16. Stock Options

The Employee Stock Option Plan was established pursuant to the Company's Plan of Reorganization. At June 30, 2000, 870,750 shares were reserved under the Employee Stock Option Plan. Options granted under this plan have an exercise price of no less than fair market value and no more than 150% of fair market value. The employee options are exercisable for a period of five years from the date of the grant, unless previously forfeited. During fiscal 1998, the Company extended 201,000 options held by certain executives for an additional five years. These options were fully vested prior to the extension date. Options vest over four years at 25% per year with vesting continuing as long as the optionee is employed by the Company. Options are forfeited by the optionee three months following termination of employment with the Company. The options granted under this plan prior to fiscal 1996 are intended to be non-qualified stock options. Those issued subsequent to fiscal 1995 are intended to be incentive stock options.

Options to purchase 400,000 shares of stock were issued to the Chief Executive Officer during fiscal 1994. These options were not issued pursuant to an existing stock option plan. These options vested over four years at 25% per year and were fully vested as of October 1, 1997. During fiscal 1998, the Company extended these options for an additional five years.

At June 30, 2000, 450,000 shares were reserved for options issued outside of the Stock Option Plan.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost been determined based upon the fair value at the grant date for the options, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended June 30, 2000 and 1999 would have been reduced to the proforma amounts as follows:

                                                                             2000          1999
                                                                             ----          ----
                                                                  (amounts in thousands, except per share data)

Net income attributable to common stock - as reported                        $ 52          $27
                                                                             ====          ===

Net income attributable to common stock - proforma                           $ 42          $ 8
                                                                             ====          ===

Net income per common share - as reported                                    $.01          $--
                                                                             ====          ===

Net income per common share - proforma                                       $.01          $--
                                                                             ====          ===



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

The following table summarizes, by number of shares, option transactions under all plans:


                                   Employee            Other                          Weighted-Average
                                     Plan             Options            Total         Exercise Price
                                   --------           --------          --------      ----------------
Outstanding June 30, 1998           560,500            400,000           960,500           $.69
  Granted                                --                 --                --             --
  Exercised                              --                 --                --             --
  Forfeited                              --                 --                --             --
                                   --------           --------          --------

Outstanding June 30, 1999           560,500            400,000           960,500            .69
  Granted                                --                 --                --             --
  Exercised                         (15,000)                --           (15,000)           .38
  Forfeited                         (60,000)                --           (60,000)           .88
                                   --------           --------          --------

Outstanding June 30, 2000           485,500            400,000           885,500            .68
                                   ========           ========          ========

Options exercisable
  at June 30, 2000                  435,250            400,000           835,250           $.69
                                   ========           ========          ========

The following table summarizes information about the stock options outstanding at June 30, 2000:

                                               Weighted-Average
                                                  Remaining
Exercise       Number              Number        Contractual
  Price     Outstanding         Exercisable         Life
--------    -----------         -----------    ----------------

   .38       201,000             201,000          2.37 years
$  .59       100,500              50,250           .02 years
$  .77       400,000             400,000          3.25 years
$  .88       184,000             184,000           .45 years
             -------             -------
             885,500             835,250
             =======             =======

17. Income (Loss) Per Common Share

NBI calculates earnings per share in accordance with SFAS No. 128, which provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income (loss) before discontinued operations for the years ended June 30, 2000 and 1999:


                                                                 2000                     1999
                                                        ---------------------       ------------------
                                                          Basic       Diluted       Basic      Diluted
                                                        -------       -------       -----      -------
                                                          (Amounts in thousands except per share data)

Income before discontinued operations                   $   510     $   510       $   467      $   467

Dividend requirement on preferred stock                    (513)       (513)         (251)        (251)
                                                        -------     -------       -------      -------

Income (loss) before discontinued operations
 attributable to common stock                           $    (3)    $    (3)      $   216      $   216
                                                        =======     =======       =======      =======

Weighted average number of common
  shares outstanding                                      8,103       8,103         8,088        8,088
                                                        =======                   =======

Assumed conversions of stock options                                     --                        370
                                                                    -------                    -------

                                                                      8,103                      8,458
                                                                    =======                    =======
Income (loss) per common share before
   discontinued operations                              $    --     $    --       $   .03      $   .03
                                                        ========    =======       =======      =======


Because the Company incurred a loss before discontinued operations attributable to common stock for the year ended June 30, 2000, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

For the year ended June 30, 1999, all of the Company's stock options and warrants outstanding, except for the warrants with an exercise price of $1.20, were included in the computation of diluted earnings per share because their exercise prices were less than the average market price of the common stock outstanding.

The options and warrants outstanding at June 30, 2000 were as follows:

                                                  Number
                      Exercise                Outstanding at
                        Price                 June 30, 2000
                      --------                --------------
                    Stock options:

                       $  .38                     201,000
                       $  .59                     100,500
                       $  .77                     400,000
                       $  .88                     184,000

                    Warrants:

                       $  .89                   1,700,000
                       $ 1.20                   1,000,000
                                                ---------
                                                3,585,500
                                                =========

18. Segment Information

With the discontinuance of its hotel, real estate development and children's paint manufacturing operations, the Company's continuing operations are solely in the glass manufacturing industry. The Company's glass manufacturing operation is located in southwestern Pennsylvania.

The Company's glass manufacturer sells its glass giftware primarily to traditional and specialty retailers throughout the United States as well as to manufacturers/wholesalers, the food service market and through an on-site retail store. L.E. Smith Glass Company currently has one significant customer. Sales to this customer totaled approximately 24% and 31% of NBI's consolidated revenues from continuing operations in fiscal 2000 and 1999, respectively. In addition, this customer constituted approximately 17% of the Company's consolidated accounts receivable at June 30, 2000, while one other customer, a national retailer, comprised another 13% of the accounts receivable balance.

The glass manufacturer purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on comparable terms.

As of June 30, 2000, approximately 77% of the Company's employees in its continuing operations were covered by a collective bargaining agreement that expires on August 31, 2001.


19. Related Party Transactions

In February 1995, the Company entered into an agreement to purchase 80% of the outstanding stock of Krazy Colors effective January 1, 1995. Prior to this agreement, the Company's CEO owned 55% of the outstanding stock of the manufacturer. Subsequent to this transaction, the CEO owns 11% of the stock in Krazy Colors, Inc. As a part of the purchase agreement, the sellers are eligible to receive continuing annual royalty payments based upon gross margin performance in excess of specified amounts (see Notes 3 and 14). NBI's CEO will receive 55% of any such royalty payments. No royalties were incurred by the Company during fiscal years ended June 30, 2000 or 1999, and no royalties are expected to be earned in the future. In addition, in conjunction with the purchase agreement, the sellers were issued warrants to purchase 1.7 million shares of the Company's common stock, including warrants to purchase 935,000 shares issued to the Company's CEO, at a price of $.89 per share. All of the warrants are still outstanding and are exercisable through December 31, 2002.

During fiscal 2000 and 1999, the Company utilized a stock brokerage firm, which is 100% owned by its CEO, to execute certain transactions on its behalf. However, NBI uses another unrelated company to act as custodian and clearing firm for its investment assets. Gross revenues earned by the brokerage firm related to investment transactions by NBI in fiscal 2000 and 1999 totaled $6,000 and $10,000, respectively, on purchase and sale transactions totaling $16,204,000 and $19,216,000 before fees, respectively.

During fiscal 1998, the Company borrowed a total of $100,000 from its Chief Executive Officer for working capital needs. The borrowings were subject to the terms of a revolving line of credit note which provides for interest to be paid at the rate of ten percent per annum. In December, 1999, the Company paid Mr. Lustig approximately $148,000 consisting of repayment of the revolving line of credit balance of $100,000, cumulative accrued interest thereon of $25,000 and an accrued bonus from fiscal 1997 of $23,000.

Prior to NBI's 1999 Annual Meeting of Stockholders, the Company received a fairness opinion regarding its proposed sale of the majority of the assets of Willowbrook Properties and all of the capital stock of NBI Properties to entities which are 100% owned and controlled by its CEO. The fairness opinion concluded that the transaction was fair from a financial point of view. The terms and conditions of the proposed transaction were approved at NBI's Annual Meeting of Stockholders on December 16, 1999.

On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of approximately $48,000 and net of approximately $40,000 of related income taxes. The sale consisted of land and construction-in-progress and was for a net purchase price of $3.3 million. The purchase price was net of construction costs which were previously funded by advances from Mr. Lustig. Concurrently with the closing of the Willowbrook Properties sale transaction, such amounts were deemed to be expenses of the buyer. The purchase price was paid by $600,000 in cash and a note payable in the amount of $2.7 million. (See Notes 3, 6 and 12.)

Mr. Lustig has proposed to purchase all of the capital stock of NBI Properties for $1,400,000 in cash and a note payable of $1.1 million. On February 18, 2000, Mr. Lustig paid the Company a deposit of $500,000 related to this proposed purchase (see Note 9). Mr. Lustig is currently working on obtaining the funds to enable him to close on this transaction.

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

            10. Material Contracts
                a.  NBI, Inc. Employee and Director Stock Option Plan(1)
                b. Form of NBI, Inc. Director Non-Qualified Stock Option Agreement(1)
                c. Form of NBI, Inc. Chief Executive Officer Non-Qualified Stock Option Agreement(1)
                d.  Krazy Colors, Inc. Stock Purchase Agreement (2)
                e.  Krazy Colors, Inc. Shareholder Agreement (2)
                f.  Jay H. Lustig Warrant Certificate (2)
                g.  Belle Vernon Motel Corporation Land Lease Agreement (3)
                h.  Agreement between L.E. Smith Glass Company and The
                    American Flint Glass Workers' Union (7)
                i.  Amended Payment Agreement with the Internal Revenue
                    Service(4)
                j.  Consulting Agreement between the Company and Morris D.
                    Weiss(5)
                k.  Revolving Line of Credit from Chief Executive Officer(5)
                l.  Willowbrook Properties, Inc. Purchase and Sale Agreement(8)

            21. Subsidiaries of Registrant
                a.  See Item 1 - Business, herein

            23. Consent of Independent Accountant(9)

            27. Financial Data Schedule
                a. For the year ended June 30, 2000(9)

       (b)  Reports on Form 8-K:
                No reports on Form 8-K were filed during the fourth quarter ended June 30, 2000.

----------

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

         (8) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1999.

         (9)      Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NBI, Inc.




September 28, 2000                       By:   /s/ JAY H. LUSTIG
                                              ---------------------------------
                                               Jay H. Lustig
                                               Chairman of the Board
                                               (Principal Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ MARJORIE A. COGAN                 Chief Financial Officer, Secretary                    September 28, 2000
----------------------            (Principal Financial and Accounting Officer)
 Marjorie A. Cogan

 /s/ JAY H. LUSTIG                      Chief Executive Officer, Director                    September 28, 2000
----------------------                    (Principal Executive Officer)
 Jay H. Lustig

 /s/ MARTIN J. NOONAN                               Director                                 September 28, 2000
----------------------
 Martin J. Noonan

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
  3             Articles of Incorporation and Bylaws
                a.  Restated Certificate of Incorporation(7)
                b.  Restated Bylaws(3)
                c.  Form of Certificate of Designation of Series A Preferred
                    Stock(6)

 10             Material Contracts
                a.  NBI, Inc. Employee and Director Stock Option Plan(1)
                b.  Form of NBI, Inc. Director Non-Qualified Stock Option
                    Agreement(1)
                c.  Form of NBI, Inc. Chief Executive Officer Non-Qualified
                    Stock Option Agreement(1)
                d.  Krazy Colors, Inc. Stock Purchase Agreement (2)
                e.  Krazy Colors, Inc. Shareholder Agreement (2)
                f.  Jay H. Lustig Warrant Certificate (2)
                g.  Belle Vernon Motel Corporation Land Lease Agreement (3)
                h.  Agreement between L.E. Smith Glass Company and The
                    American Flint Glass Workers' Union (7)
                i.  Amended Payment Agreement with the Internal Revenue
                    Service(4)
                j.  Consulting Agreement between the Company and Morris D.
                    Weiss(5)
                k.  Revolving Line of Credit from Chief Executive Officer(5)
                l.  Willowbrook Properties, Inc. Purchase and Sale Agreement(8)

 21             Subsidiaries of Registrant
                a.  See Item 1 - Business, herein

 23             Consent of Independent Accountant(9)

 27             Financial Data Schedule
                a. For the year ended June 30, 2000(9)

----------

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

(8) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1999.

(9)      Filed herewith.