Form 10QSB
period 2000-09-30
NBI INC
filed 2000-11-14
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                                      OR

           [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                            Commission File Number
                                    1-8232


                              Name of Registrant
                                   NBI, INC.


State of Incorporation                                IRS Employer I.D. Number
     Delaware                                                 84-0645110
                                    Address
                           850 23rd Avenue, Suite D
                           Longmont, Colorado  80501
                                (303) 684-2700



Check  whether  the  issuer  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 [X]    YES                          [    ]    NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                Class                        Outstanding  at  November 8, 2000
--------------------------------------       ---------------------------------
Common Stock, par value $.01 per share                   8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                     For Quarter Ended September 30, 2000






                                                              PAGE
                                                            ---------
PART    I  -  FINANCIAL  INFORMATION

Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 12

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     13 - 15


PART  II - OTHER INFORMATION                                       16


                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)



                                                           September 30,   June 30,
                                                               2000          2000
                                                           ------------  -----------
                                                            (Unaudited)
                                      ASSETS
                                      ------
Current assets:
 Cash and cash equivalents                                      $    27   $    33
 Accounts receivable, less allowance for doubtful accounts
   of $222 and $232, respectively                                 2,130     1,693
 Inventories                                                      2,887     3,000
 Other current assets                                               384       234
 Short-term deferred income taxes                                    57        56
 Net current assets of discontinued operations                      229       143
                                                                --------  --------
     Total current assets                                         5,714     5,159

Property, plant and equipment, net                                4,261     4,189
Note receivable from related party                                2,700     2,700
Other assets                                                          3         5
Net long-term assets of discontinued operations                   1,443     1,480
                                                                --------  --------

                                                                $14,121   $13,533
                                                                ========  ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable     $ 2,031   $ 1,948
 Current portion of IRS debt and other income taxes payable         933       918
 Accounts payable                                                 1,367     1,222
 Accrued liabilities and other                                    1,326     1,277
                                                                --------  --------
    Total current liabilities                                     5,657     5,365

Long-term liabilities:
 Notes payable                                                       97       130
 Deferred income taxes                                              190       190
 Postemployment disability benefits                                 151       153
 Deferred gain from sale of discontinued operation, net
   of taxes                                                         881       881
                                                                --------  --------
     Total liabilities                                            6,976     6,719
                                                                --------  --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares
   authorized; 507,421 shares of Series A Cumulative
   Preferred Stock issued and outstanding (liquidation
   preference value of $5,074)                                        5         5
 Capital in excess of par value - preferred stock                 4,380     4,380
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,130,520 shares issued                                         101       101
 Capital in excess of par value - common stock                    6,566     6,566
 Accumulated deficit                                             (3,039)   (3,370)
                                                                --------  --------
                                                                  8,013     7,682
 Less treasury stock, at cost (2,027,200 shares)                   (868)     (868)
                                                                --------  --------
 Total stockholders' equity                                       7,145     6,814
                                                                --------  --------

                                                                $14,121   $13,533
                                                                ========  ========



                              See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)




                                                                     Three Months Ended
                                                                        September 30,
                                                                       2000      1999



Revenues:
 Sales                                                                $3,906   $3,848
                                                                      -------  -------

Costs and expenses:
 Cost of sales                                                         2,809    2,696
 Marketing, general and administrative                                   768      745
                                                                      -------  -------
                                                                       3,577    3,441
                                                                      -------  -------

Income from operations                                                   329      407

Other income (expense):
 Interest income                                                          56        2
 Net gain on investments                                                  --       48
 Other income and expenses, net                                            3        1
 Interest expense                                                        (82)     (48)
                                                                      -------  -------
                                                                         (23)       3
                                                                      -------  -------

Income from continuing operations before provision for income taxes      306      410
Provision for income taxes                                               (13)     (28)
                                                                      -------  -------

Income before discontinued operations                                    293      382
Income from discontinued operations, net of
  income tax provisions of $24 and $21, respectively                      38       28
                                                                      -------  -------

Net income                                                               331      410

Dividend requirement on preferred stock                                 (128)    (126)
                                                                      -------  -------

Income attributable to common stock                                   $  203   $  284
                                                                      =======  =======


Income per common share - basic and diluted:
 Income before discontinued operations                                $  .02   $  .03
 Income from discontinued operations                                     .01      .01
                                                                      -------  -------
 Net income                                                           $  .03   $  .04
                                                                      =======  =======


Weighted average common shares and equivalents:

 Basic                                                                 8,103    8,100
                                                                      =======  =======
 Diluted                                                               8,157    8,263
                                                                      =======  =======







                                See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                              2000     1999
                                                                                             -------  ------
Cash flows from operating activities:

 Net income                                                                                   $ 331   $ 410

 Adjustments to reconcile net income to net cash
  flow provided by operating activities:
 Depreciation and amortization                                                                  265     241
 Provision for bad debts and returns                                                             40      16
 Provision for writedown of inventories                                                          (2)     (6)
 Net unrealized gain on trading securities                                                       --      (2)
 Other                                                                                           (3)     --
 Changes in assets -- decrease (increase):
 Trading securities                                                                              --      38
 Accounts receivable                                                                           (479)   (709)
 Inventories                                                                                    109     316
 Other current assets                                                                          (183)    215
 Other assets                                                                                     2      --
 Changes in liabilities -- (decrease) increase:
 Accounts payable and accrued liabilities                                                       196    (299)
 Income taxes payable                                                                            13      11
                                                                                              ------  ------
 Net cash flow provided by operating activities                                                 289     231
                                                                                              ------  ------

Cash flows from investing activities:
 Purchases of property and equipment                                                           (272)   (797)
                                                                                              ------  ------
 Net cash flow used in investing activities                                                    (272)   (797)
                                                                                              ------  ------

Cash flows from financing activities:
 Collections from notes receivable                                                                2      12
 Dividends paid on preferred stock                                                               --    (182)
 Proceeds from stock options exercised                                                           --       5
 Proceeds from borrowings                                                                        --     155
 Payments on notes payable                                                                      (39)    (39)
 Net borrowings on line of credit                                                                83     394
                                                                                              ------  ------
 Net cash flow provided by financing activities                                                  46     345
                                                                                              ------  ------

Net increase (decrease) in cash and cash equivalents                                             63    (221)

Less change in cash and cash equivalents included
  in net assets of discontinued operations                                                      (69)    (13)

Cash and cash equivalents at beginning of year                                                   33     311
                                                                                              ------  ------

Cash and cash equivalents at end of period                                                    $  27   $  77
                                                                                              ======  ======



                                        (continued on following page)

                                           See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                            2000  1999
                                                           ----- -----
Supplemental disclosures of cash flow information:

     Interest paid                                          $ 72  $ 65
                                                            ====  ====
     Income taxes paid                                      $ 24  $ 35
                                                            ====  ====

     Noncash purchases of property, plant, and equipment
      included in accounts payable at end of period         $110  $264
                                                            ====  ====

     Preferred stock dividends paid in-kind                 $ --  $ 70
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

Certain items in the fiscal 2000 financial statements have been reclassified to conform to the fiscal 2001 manner of presentation.


Note  2  -  Going  Concern

As of September 30, 2000, the Company was still in default on its debt to the Internal Revenue Service ("IRS"). However, on November 1, 2000, the Company paid off all of the outstanding principal and accrued interest on its IRS debt, curing its default. The Company paid the IRS with funds received from a bank refinancing at its glass manufacturing subsidiary, L.E. Smith Glass
Company  ("L.E.  Smith").    (See  Notes  8  and  14.)


Note  3  -  Cash  and  Cash  Equivalents

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


Note  4  -  Discontinued  Operations

 On December 31, 1998, the Company established a plan to dispose of its Krazy Colors, Inc. ("Krazy Colors") operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. ("NBI Properties") and Willowbrook Properties, Inc. ("Willowbrook Properties"), in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Notes 8 and 13). Therefore, the Company has discontinued its children's paint manufacturing, hotel and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the quarters ended September 30, 2000 and 1999 as follows:



                                                Children's                   Real
                                                  Paint         Hotel       Estate
                                              Manufacturing  Operations  Development   Total




For the Quarter Ended September 30, 2000:
-----------------------------------------
    Revenues from discontinued operations        $  --        $ 673         $  --       $ 673
                                                 ======       ======        ======      ======

    Income from discontinued operations
      before income taxes                        $  --        $  62         $  --       $  62
    Income tax provision                            --          (24)           --         (24)
                                                 ------       ------        ------      ------

    Net income from discontinued operations      $  --        $  38         $  --       $  38
                                                 ======       ======        ======      ======


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



                                                 Children's                  Real
                                                   Paint        Hotel       Estate
                                               Manufacturing  Operations  Development    Total




For the Quarter Ended September 30, 1999:
-----------------------------------------

Revenues from discontinued operations               $  21        $ 686        $  --        $ 707
                                                    ======       ======       ======       ======

Income from discontinued operations
 before income taxes                                $  --        $  49        $  --        $  49
Income tax provision                                   --          (21)          --          (21)
                                                    ------       ------       ------       ------
Net income from discontinued operations             $  --        $  28        $  --        $  28
                                                    ======       ======       ======       ======




The disposal of the children's paint manufacturing operation was substantially complete as of September 30, 1999.

On December 17, 1999, the Company sold a majority of the assets of its real estate development, consisting of land and construction-in-progress, to an entity which is 100% owned and controlled by NBI's CEO, Jay Lustig. The Company intends to sell all of the capital stock of NBI Properties to an entity which is also 100% owned and controlled by its CEO (see Note 13). The Company recorded a deferred gain on the sale of the real estate development during the second quarter of fiscal 2000 (see Notes 9 and 13) and expects a significant gain overall from the discontinued operations of the hotel, and therefore, no amount has been recorded related to these disposals; these gains will be recognized when realized.

The net long-term assets of discontinued operations at September 30, 2000 consisted primarily of land, buildings and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at September 30, 2000 consisted primarily of cash, net of accounts payable and accrued liabilities.


Note  5  -  Investments  in  Securities

The Company held no investments and had no realized or unrealized gains or losses for the quarter ended September 30, 2000. During the three months ended September 30, 1999, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. Realized and unrealized investment gains of $46,000 and $2,000, respectively, were recorded for the quarter ended September 30, 1999.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At September 30, 2000, the Company had no investment positions.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  6  -  Inventories

Inventories are comprised of the following amounts which are presented net of reserves totaling $257,000:



                        September 30,
                            2000
                    (Amounts in thousands)

     Raw materials         $  694
     Work in process          539
     Finished goods         1,654
                           -------
                           $2,887
                           =======





Note  7  -  Note  Receivable  from  Related  Party

In conjunction with the sale of Willowbrook Properties' land and construction-in-progress (see Notes 4 and 13), on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from an entity which is 100% owned and controlled by NBI's CEO. The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 8.14% determined at closing for the remainder of calendar 1999 and all of calendar 2000, and to be redetermined each succeeding December 31 for the following calendar year's rate. The note is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006. Included in other current assets at September 30, 2000 was $173,000 of accrued interest on the note.


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

On February 18, 2000, the Company paid the IRS $500,000 from a deposit received from its CEO related to NBI's pending sale of all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by Mr. Lustig. On March 15, 2000, the Company received a notice of default from the IRS regarding NBI's failure to cure the default of its Amended Payment Agreement. The IRS declared the remaining principal amount of $878,000 due and payable with interest thereon at the statutory rate provided under the Internal Revenue Code since the last payment made by NBI. On November 1,
2000, the Company paid the IRS in full and cured its default with funds received from a bank refinancing at L.E. Smith (see Note 14). The payment totaled $1,157,000 and consisted of the remaining principal balance of $878,000 and cumulative accrued interest of $279,000.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Income  tax  provision:

The Company recorded income tax provisions from continuing operations of $13,000 and $28,000 for the three months ended September 30, 2000 and 1999, respectively. These provisions include state and other income taxes and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three months ended September 30, 2000 or 1999.

Willowbrook  Properties'  Sale:

During the second quarter of fiscal 2000, the Company recorded a taxable gain of $921,000 from the sale of a majority of the assets of Willowbrook Properties, whereas, the gain has been deferred for financial statement purposes (see Notes 9 and 13). NBI does not expect to incur any federal income taxes payable from this gain, due to the availability of post-reorganization capital loss carryforwards. However, it does expect to incur approximately $40,000 of Pennsylvania state income taxes on this gain because Willowbrook Properties' does not have sufficient Pennsylvania net operating loss carryforwards available to offset the entire gain. The income tax expense has been netted against the deferred gain on the sale.


Note  9  -  Deferred  Gain  from  Sale  of  Operation

On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale were previously approved at NBI's Annual Meeting of Stockholders held on December 16, 1999. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of $48,000 and net of approximately $40,000 of related
income  taxes.    (See  Notes  4,  8  and  13.)


Note  10  -  Stockholders'  Equity

The Company has authorized 20,000,000 shares of $.01 par value common stock. At September 30, 2000, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at September 30, 2000.

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At September 30, 2000, 507,421 registered shares of Series A Cumulative Preferred Stock were issued and outstanding.

On August 19, 1999, the Board of Directors declared the first semi-annual dividend on its outstanding Series A Cumulative Preferred Stock to holders of record as of August 19, 1999. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the elections of the holders. No dividends have been declared or paid subsequently. Cumulative unpaid dividends totaled approximately $640,000 as of September 30, 2000.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  11  -  Income  Per  Common  Share

The Company reports earnings per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 issued by the Financial
Accounting Standards Board. The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income before discontinued operations:



                                              For the quarters ended
                                                   September 30,
                                              2000              1999
                                          Basic   Diluted   Basic   Diluted
                                         -------  -------  -------  -------
                                    (Amounts in thousands except per share data)

Income before discontinued operations    $  293   $  293   $  382   $  382

Dividend requirement on preferred stock    (128)    (128)    (126)    (126)
                                         -------  -------  -------  -------

Income before discontinued operations
  attributable to common stock           $  165   $  165   $  256   $  256
                                         =======  =======  =======  =======

Weighted average number of common
  shares outstanding                      8,103    8,103    8,100    8,100
                                         =======           =======

Assumed conversions of stock options                  54               163
                                                  -------           -------

                                                   8,157             8,263
                                                  =======           =======
Income per common share
  before discontinued operations         $  .02   $  .02   $  .03   $  .03
                                         =======  =======  =======  =======




For the three months ended September 30, 2000, only stock options outstanding with an exercise price of $.38 per share were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock during such period. Stock options outstanding with an exercise price of $.59 and $.77 per share were also included in the computation of diluted earnings per share for the three months ended September 30, 1999.

The  options  and  warrants outstanding at September 30, 2000 were as follows:



                               Number
               Exercise    Outstanding at
                 Price   September 30, 2000
               --------  ------------------
Stock options:
                 $ .38           201,000
                 $ .77           400,000
                 $ .88           184,000

Warrants:
                 $ .89         1,700,000
                 $1.20         1,000,000
                               ---------
                               3,485,000
                               =========

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of $48,000 and net of approximately $40,000 of related income taxes. The sale consisted of land and construction-in-progress and was for a net purchase price of $3.3 million. The purchase price was net of construction costs which were previously funded by advances from Mr. Lustig. Concurrently with the closing of the Willowbrook Properties sale transaction, such amounts were deemed to be expenses of the buyer. The purchase price was paid by $600,000 in cash and a note payable in the amount of $2.7 million. (See Notes 4, 7 and 9.)

Mr. Lustig has proposed to purchase all of the capital stock of NBI Properties for $1.4 million in cash and a note payable of $1.1 million. On February 18, 2000, Mr. Lustig paid the Company a deposit of $500,000 related to this proposed purchase. This amount was included in accrued liabilities and other at September 30, 2000. Mr. Lustig is currently working on obtaining the funds to enable him to close on this transaction.

Note  14  -  Subsequent  Event

On November 1, 2000, the Company paid off all of the outstanding principal and accrued interest on its IRS debt, curing its default. The Company paid the IRS with funds received from a bank refinancing of L.E. Smith (see Notes 2 and
8). The bank refinancing consists of a $3.0 million revolving line of credit and a five-year term note payable of $2,950,000, and replaces the existing revolving line of credit and term note payable. The proceeds from the financing will also be used for a new crystal tank for the glass manufacturing facility. The debt provides for interest ranging from the bank's prime rate less 1/2% to the bank's prime rate plus 1%, depending upon L.E. Smith's debt to tangible net worth ratio. The debt is collateralized by a first security interest in all of L.E. Smith's accounts receivable, inventories, personal and real property, as well as all of the capital stock of American Glass, Inc. d/b/a L.E. Smith Glass Company. The debt is subject to a loan agreement which contains covenants requiring maintenance of a minimum debt service coverage ratio and minimum tangible net worth. In addition, it prohibits certain activities of L.E. Smith without the bank's approval, including creation of debts or liens, payment of dividends, granting loans or making certain investments and participation in any mergers, acquisitions or ownership changes. Also, the agreement limits the amount of L.E. Smith's capital expenditures and dispositions of assets not in the ordinary course of business.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        FIRST QUARTER, FISCAL YEAR 2001


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

RESULTS  OF  OPERATIONS

Revenues from continuing operations totaled $3.9 million for the first quarter of fiscal 2001 and reflected a minimal increase, as expected, compared to revenues of $3,848,000 for the quarter ended September 30, 1999.

Revenues from continuing operations are expected to increase substantially for the three months ended December 31, 2000 compared to the same period in the prior fiscal year, because L.E. Smith expects a substantial increase in revenues from its largest customer as well as a significant increase in holiday orders from its other customers. Revenues from continuing operations are expected to increase moderately for the second quarter of fiscal 2001 compared to the first quarter of fiscal 2001 primarily due to a moderate increase in revenues from its largest customer.

Cost of sales from continuing operations as a percentage of related revenue was 71.9% for the quarter ended September 30, 2000, compared to 70.1% for the same period in fiscal 2000. The resulting decline in gross margin was primarily due to the absence of a $42,000 credit recorded in fiscal 2000, resulting from the reversal of excess reserves for a prior self-insured workmen's compensation plan, and from general cost increases.

Cost of sales from continuing operations as a percentage of related revenue for the second quarter of fiscal 2001 is expected to be moderately lower compared to the second quarter of fiscal 2000 due to the projected increase in expected sales volume, which will cause favorable absorption of fixed costs partially offset by general cost increases, including a substantial increase projected for natural gas costs after L.E. Smith's current contract expires in
October  2000.    However,  cost  of  sales  from  continuing  operations as a percentage of related revenue for the second quarter of fiscal 2001 is expected to be moderately higher compared to the first quarter of fiscal 2001, as the increases expected from higher gas costs, general cost increases, anticipated year-end bonuses and projected production inefficiencies related to preparations for installation of the new crystal tank are expected to exceed favorable variances caused by the moderately higher projected revenue volume.

Marketing, general and administrative expenses from continuing operations totaled $768,000 and $745,000 for the three months ended September 30, 2000 and 1999, respectively. The increase was related to general cost increases partially offset by lower sales commissions resulting from the commissionable sales mix.

Marketing, general and administrative expenses for the second quarter of fiscal 2001 are expected to increase significantly compared to both the same period of the prior fiscal year and the first quarter of fiscal 2001, resulting from general cost increases, higher sales commissions expected due to the projected increases in revenues, and anticipated year-end bonuses.

Interest expense totaled $82,000 and $48,000 for the quarters ended September 30, 2000 and 1999, respectively. The increase was primarily due to $27,000 of interest expense recorded on the Company's IRS debt during the first quarter of fiscal 2001, resulting from the Company's default on this debt (see notes
2, 8 and 14 to the accompanying consolidated financial statements). In addition, L.E. Smith had an increase in interest expense resulting from higher average outstanding balances on its line of credit as well as increased interest rates.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2001 - CONTINUED


The Company expects to have a significant increase in interest expense during the second quarter of fiscal 2001 compared to both the same period in the prior fiscal year and the first quarter of fiscal 2001 primarily due to higher expected average outstanding debt resulting from its new bank financing at L.E. Smith.

The Company held no investments and had no realized or unrealized gains or losses for the quarter ended September 30, 2000. For the three months ended September 30, 1999, the Company recorded a realized gain on investments of $46,000 and an unrealized gain on investments of $2,000. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At September 30, 2000, the Company had no investment positions.

The Company recorded provisions for income taxes from continuing operations of $13,000 and $28,000 the first quarter of fiscal 2001 and 2000, respectively, primarily due to the inclusion of Pennsylvania state income tax provisions. The state income tax provisions are related to the Company's Pennsylvania operations and are based upon book income, because the continuing operations do not have any net operating loss carryforwards available in Pennsylvania. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no non-cash components included in the income tax provisions for the three months ended September 30, 2000 or 1999.

DISCONTINUED  OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors' operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Notes 4, 8 and 13 to accompanying consolidated financial statements). Therefore, the Company has discontinued its children's paint manufacturing, hotel, and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the quarters ended September 30, 2000 and 1999.

Revenues from discontinued operations totaled $673,000 for the first quarter of fiscal 2001 compared to $707,000 for the same period of the prior fiscal year. The decline in revenues was primarily related to the absence of revenues from Krazy Colors.

The Company recorded net income from discontinued operations of $38,000 and $28,000 for the three months ended September 30, 2000 and 1999, respectively.

The net long-term assets of discontinued operations at September 30, 2000 consisted primarily of land, buildings, development costs, and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at September 30, 2000 consisted primarily of cash, net of accounts payable and accrued liabilities.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2001 - CONTINUED


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets increased $588,000 to $14.1 million at September 30, 2000 from $13.5 million at June 30, 2000. The increase was primarily due to a significant increase in trade accounts receivable resulting from increased revenues in September 2000 compared to June 2000, and from slower collections. The Company had working capital of $57,000 at September 30, 2000, compared to negative working capital of $206,000 at June 30, 2000. The increase in working capital was primarily due to an increase in accounts receivable partially offset by increases in accounts payable and accrued liabilities at September 30, 2000.

As of September 30, 2000, the Company was still in default on its debt to the IRS. However, on November 1, 2000, the Company paid off all of the outstanding principal and accrued interest on its IRS debt, curing its default. The Company paid the IRS with funds received from a bank refinancing at L.E. Smith Glass Company. (See Notes 2, 8 and 14 to the accompanying consolidated financial statements.)

Construction-in-progress from continuing operations totaled $338,000 at September 30, 2000 and included $120,000 for design and engineering costs related to a new crystal tank for the glass manufacturing facility. The Company estimates that it will cost approximately $1,785,000 to complete the outstanding construction-in-progress, all of which is expected to be completed during fiscal 2001. A majority of the estimated costs to complete the outstanding projects is related to the new crystal tank. The new tank will have an estimated useful life of 20 to 25 years, with major refurbishments, costing approximately $500,000, required every seven years. The Company has subsequently closed on bank financing to fund this project. (See Note 14 to the accompanying consolidated financial statements.)

The Company expects its other working capital requirements in the next fiscal year, including any cash dividends on its preferred stock, to be met by existing working capital at September 30, 2000, internally generated funds, remaining cash proceeds due in conjunction with the pending sale of the stock of NBI Properties to the Company's CEO and short-term borrowings under L.E. Smith's new line of credit.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------
    (a)    Exhibits

           27  Financial Data Schedule
               a.  For the quarter ended September 30, 2000

    (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000 or subsequently.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       NBI,  INC.




     November  14,  2000                By:      /s/ Marjorie A. Cogan
     -------------------                   ----------------------------------
           (Date)                                  Marjorie  A.  Cogan
                                              As a duly authorized officer
                                           Chief Financial Officer, Secretary