Form 10QSB
period 2000-12-31
NBI INC
filed 2001-02-14
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2000

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

                                                 [X]  YES             [  ]  NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                Class                          Outstanding at February 9, 2001
--------------------------------------         -------------------------------
Common Stock, par value $.01 per share                    8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB
                      For Quarter Ended December 31, 2000






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


                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)




                                                                        December 31,  June 30,
                                                                            2000        2000
                                                                               (Unaudited)

                                           ASSETS
                                           ------


Current assets:
 Cash and cash equivalents                                                $   111   $    33
 Accounts receivable, less allowance for doubtful accounts
   of $245 and $232, respectively                                           1,881     1,693
 Inventories                                                                2,996     3,000
 Other current assets                                                         271       234
 Short-term deferred income taxes                                              57        56
 Net current assets of discontinued operations                                198       143
                                                                          --------  --------
 Total current assets                                                       5,514     5,159

Property, plant and equipment, net                                          4,775     4,189
Note receivable from related party                                          2,700     2,700
Restricted cash and other assets                                            1,136         5
Net long-term assets of discontinued operations                             1,444     1,480
                                                                          --------  --------

                                                                          $15,569   $13,533
                                                                          ========  ========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable               $ 3,118   $ 1,948
 Current portion of IRS debt and other income taxes payable                    --       918
 Accounts payable                                                           1,323     1,222
 Accrued liabilities and other                                                688     1,277
                                                                          --------  --------
 Total current liabilities                                                  5,129     5,365

Long-term liabilities:
 Notes payable                                                              2,287       130
 Deferred income taxes                                                        190       190
 Postemployment disability benefits                                           146       153
 Deferred gain from sale of discontinued operation, net of taxes              881       881
                                                                          --------  --------
 Total liabilities                                                          8,633     6,719
                                                                          --------  --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized; 507,421 shares of Series A Cumulative Preferred Stock issued and
   outstanding (liquidation preference value of $5,074)                         5         5
 Capital in excess of par value - preferred stock                           4,380     4,380
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,130,520 shares issued                                                   101       101
 Capital in excess of par value - common stock                              6,566     6,566
 Accumulated deficit                                                       (3,248)   (3,370)
                                                                          --------  --------
                                                                            7,804     7,682
Less treasury stock, at cost (2,027,200 shares)                              (868)     (868)
                                                                          --------  --------
 Total stockholders' equity                                                 6,936     6,814
                                                                          --------  --------

                                                                          $15,569   $13,533
                                                                          ========  ========


                                   See accompanying notes.


                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)



                                               Three Months Ended   Six Months Ended
                                                   December 31,       December 31,
                                                  2000     1999      2000     1999



Revenues:
 Sales                                            $3,926   $3,113   $7,832   $6,961
                                                  -------  -------  -------  -------

Costs and expenses:
 Cost of sales                                     3,280    2,471    6,089    5,167
 Marketing, general and administrative               795      734    1,563    1,479
                                                  -------  -------  -------  -------
                                                   4,075    3,205    7,652    6,646
                                                  -------  -------  -------  -------

Income (loss) from operations                       (149)     (92)     180      315

Other income (expense):
 Interest income                                      65        8      121       10
 Net gain on investments                              --        9       --       57
 Other income and expenses, net                      (19)      (1)     (16)      --
 Interest expense                                   (111)     (49)    (193)     (97)
                                                  -------  -------  -------  -------
                                                     (65)     (33)     (88)     (30)
                                                  -------  -------  -------  -------
Income (loss) from continuing operations before
   income taxes                                     (214)    (125)      92      285
Income tax benefit (provision)                        15        7        2      (21)
                                                  -------  -------  -------  -------

Income (loss) before discontinued operations        (199)    (118)      94      264
Income (loss) from discontinued operations,
   net of income tax benefit (provision) of $3,
   $(3), $(21) and $(24), respectively               (10)       5       28       33
                                                  -------  -------  -------  -------

Net income (loss)                                   (209)    (113)     122      297

Dividend requirement on preferred stock             (128)    (126)    (256)    (252)
                                                  -------  -------  -------  -------

Income (loss) attributable to common stock        $ (337)  $ (239)  $ (134)  $   45
                                                  =======  =======  =======  =======



Income (loss) per common share - basic:
 Loss before discontinued operations              $ (.04)  $ (.03)  $ (.02)  $   --
 Income from discontinued operations                  --       --       --      .01
                                                  -------  -------  -------  -------
 Net income (loss)                                $ (.04)  $ (.03)  $ (.02)  $  .01
                                                  =======  =======  =======  =======

Income (loss) per common share - diluted:
 Loss before discontinued operations              $ (.04)  $ (.03)  $ (.02)  $   --
 Income from discontinued operations                  --       --       --      .01
                                                  -------  -------  -------  -------
 Net income (loss)                                $ (.04)  $ (.03)  $ (.02)  $  .01
                                                  =======  =======  =======  =======


Weighted average number of common
   shares outstanding                              8,103    8,103    8,103    8,102
                                                  =======  =======  =======  =======



                               See accompanying notes.


                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                                         Six Months Ended
                                                                           December 31,
                                                                          2000      1999



Cash flows from operating activities:
Net income                                                               $   122   $ 297
Adjustments to reconcile net income to net cash flow
  provided by operating activities:
 Depreciation and amortization                                               534     483
 Provision for bad debts and returns                                          55      23
 Provision for writedown of inventories                                       (3)     (1)
 Loss on sales of property and equipment                                      20      --
 Net unrealized gain on trading securities                                    --      (2)
 Other                                                                        (8)     (8)
 Changes in assets -- decrease (increase):
   Trading securities                                                         --      38
   Accounts receivable                                                      (218)   (126)
   Inventory                                                                   6     134
   Other current assets                                                      (40)    201
   Other assets                                                              (23)     (3)
 Changes in liabilities -- (decrease) increase:
   Accounts payable and accrued liabilities                                 (397)   (534)
   Income tax related accounts                                               (38)    (39)
                                                                         --------  ------
 Net cash flow provided by operating activities                               10     463
                                                                         --------  ------

Cash flows from investing activities:
 Proceeds from sale of land and construction-in-progress,
   net of selling expenses                                                    --     552
 Funding of restricted cash to be used for purchase of crystal tank       (1,110)     --
 Refund of a portion of deposit on sale of hotel                            (118)     --
 Purchases of property and equipment                                      (1,071)   (889)
                                                                         --------  ------
 Net cash flow used in investing activities                               (2,299)   (337)
                                                                         --------  ------

Cash flows from financing activities:
 Collections on note receivable                                                2      20
 Dividends paid on preferred stock                                            --    (182)
 Proceeds from stock option exercises                                         --       5
 Proceeds from new line of credit, term loan and interim loan              5,650      --
 Payoff of existing line of credit, term loan and interim loan            (2,406)     --
 Payments on notes payable and line of credit from CEO                      (129)   (177)
 Net borrowings (payments) on lines of credit                                198     307
 Payments on IRS debt                                                       (878)   (400)
                                                                         --------  ------
 Net cash flow provided by (used in) financing activities                  2,437    (427)
                                                                         --------  ------

Net increase (decrease) in cash and cash equivalents                         148    (301)

Less change in cash and cash equivalents included in net current assets
  or liabilities of discontinued operations                                  (70)     56

Cash and cash equivalents at beginning of period                              33     311
                                                                         --------  ------

Cash and cash equivalents at end of period                               $   111   $  66
                                                                         ========  ======



                                  See accompanying notes.


                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                               Six Months Ended
                                                                 December 31,
                                                                 2000   1999


Supplemental disclosures of cash flow information:

 Interest paid                                                   $499  $  159
                                                                 ====  ======

 Income taxes paid                                               $ 87  $   80
                                                                 ====  ======

 Noncash purchases of property, plant and equipment included in
   accounts payable at end of period                             $106  $  101
                                                                 ====  ======

 Noncash issuance of note receivable for sale of land and
   construction-in-progress                                      $ --  $2,700
                                                                 ====  ======

 Deferred gain recorded from sale of discontinued operation,
   net of taxes                                                  $ --  $  880
                                                                 ====  ======

 Preferred stock dividends paid in-kind                          $ --  $   70
                                                                 ====  ======

 Application of a portion of deposit on sale of hotel
   towards accrued interest on note receivable from a related
   party and other miscellaneous receivable                      $124  $   --
                                                                 ====  ======
























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


Note  2  -  Cash  and  Cash  Equivalents

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


Note  3  -  Discontinued  Operations

 On December 31, 1998, the Company established a plan to dispose of its Krazy Colors, Inc. ("Krazy Colors") operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. ("NBI Properties") and Willowbrook Properties, Inc. ("Willowbrook Properties"), in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Note 8). Therefore, the Company has discontinued its children's paint manufacturing, hotel and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the quarters and six months ended December 31, 2000 and 1999 as follows:



                                        Children's                   Real
                                           Paint        Hotel       Estate
                                       Manufacturing  Operations  Development  Total
                                                     (Amounts in thousands)

For the Quarter Ended December 31, 2000:
----------------------------------------

 Revenues from discontinued operations      $ --        $542         $ --      $542
                                            =====       =====        =====     =====

 Loss from discontinued operations
   before income taxes                      $ --        $(13)        $ --      $(13)
 Income tax benefit                           --           3           --         3
                                            -----       -----        -----     -----
 Loss from operations                         --         (10)          --       (10)
 Loss on disposal                           -----       -----        -----     -----

 Net loss from discontinued operations      $ --        $(10)        $ --      $(10)
                                            =====       =====        =====     =====


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  3  -  Discontinued  Operations(continued)



                                             Children's                   Real
                                                Paint        Hotel       Estate
                                            Manufacturing  Operations  Development  Total
                                                        (Amounts in thousands)

For the Quarter Ended December 31, 1999:
-----------------------------------------------

 Revenues from discontinued operations          $ --        $ 605       $ --         $ 605
                                                =====       ======      =====        ======

 Income (loss) from discontinued operations
   before income taxes                          $ --        $   9       $ (1)        $   8
 Income tax provision                             --           (3)        --            (3)
                                                -----       ------      -----        ------
 Net income (loss) from operations                --            6         (1)            5
 Loss on disposal                                 --           --         --            --
                                                -----       ------      -----        ------

 Net income (loss) from discontinued operations $ --        $   6       $ (1)        $   5
                                                =====       ======      =====        ======

For the Six Months Ended December 31, 2000:
-----------------------------------------------

 Revenues from discontinued operations          $ --       $1,215       $ --        $1,215
                                                =====      =======      ======      =======

 Income from discontinued operations
   before income taxes                          $ --       $   49       $ --        $   49
 Income tax provision                             --          (21)        --           (21)
                                                -----      -------      -----       -------
 Net income from operations                       --           28         --            28
 Loss on disposal                                 --           --         --            --
                                                -----      -------      -----       -------

 Net income from discontinued operations        $ --       $   28       $ --        $   28
                                                =====      =======      =====       =======

For the Six Months Ended December 31, 1999:
-----------------------------------------------

 Revenues from discontinued operations          $ 21       $1,291       $ --        $1,312
                                                =====      =======      =====       =======

 Income (loss) from discontinued operations
   before income taxes                          $ --       $   58       $ (1)       $   57
 Income tax provision                             --          (24)        --           (24)
                                                -----      -------      -----       -------
 Net income (loss) from operations                --           34         (1)           33
 Loss on disposal                                 --           --         --            --
                                                -----      -------      -----       -------

 Net income (loss) from discontinued operations $ --       $   34       $ (1)       $   33
                                                =====      =======      =====       =======




The disposal of the children's paint manufacturing operation was substantially complete as of September 30, 1999.

On December 17, 1999, the Company sold a majority of the assets of its real estate development, consisting of land and construction-in-progress, to an entity which is 100% owned and controlled by NBI's CEO, Jay Lustig. The Company intends to sell all of the capital stock of NBI Properties to an entity which is also 100% owned and controlled by its CEO (see Note 14). The Company recorded a deferred gain on the sale of the real estate development during the second quarter of fiscal 2000 (see Notes 10 and 14) and expects a significant gain overall

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  3  -  Discontinued  Operations(continued)

from the discontinued operations of the hotel, and therefore, no amount has been recorded related to these disposals; these gains will be recognized when realized.

The net long-term assets of discontinued operations at December 31, 2000 consisted primarily of land, buildings and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at December 31, 2000 consisted primarily of cash, net of accounts payable and accrued liabilities.


Note  4  -  Investments  in  Securities  and  Obligations  from  Short-Sale
Transactions

The Company held no investments and had no realized or unrealized gains or losses for the quarter or six months ended December 31, 2000. During the three and six months ended December 31, 1999, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded a realized gain of $9,000 and no unrealized gain or loss for the quarter ended December 31, 1999. Realized and unrealized investment gains of $55,000 and $2,000, respectively, were recorded for the six months ended December 31, 1999.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At December 31, 2000, the Company had no investment positions.


Note  5  -  Inventories

Inventories are comprised of the following amounts which are presented net of reserves totaling $270,000:



                      December 31,
                         2000
                (Amounts in thousands)

Raw materials           $  771
Work in process            613
Finished goods           1,612
                        ------

                        $2,996
                        ======





Note  6  -  Note  Receivable  from  Related  Party

In conjunction with the sale of Willowbrook Properties' land and construction-in-progress (see Notes 3 and 14), on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from an entity which is 100% owned and controlled by Jay Lustig, NBI's CEO. The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 8.14% determined at closing for the remainder of calendar 1999 and all of calendar 2000, a rate of 7.125% determined on December 31, 2000 for all of calendar 2001, and the rate to be redetermined each succeeding December 31 for the following calendar year's rate. The note is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  7  -  Restricted  Cash  and  Other  Assets

Included in other assets at December 31, 2000 was $1,110,000 of restricted cash held in a savings account. The funds are from L.E. Smith's new bank financing (see Note 9) and are to be used for payments on the purchase of a new crystal tank for the glass manufacturing facility.


Note  8  -  Income  Taxes

At June 30, 2000, the Company was in default on its outstanding debt of $878,000 to the Internal Revenue Service ("IRS"). On November 1, 2000, the Company paid the IRS in full and cured its default with funds received from a bank refinancing at L.E. Smith (see Note 9). The payment totaled $1,157,000 and consisted of the remaining principal balance of $878,000 and cumulative accrued interest of $279,000.

Income  tax  provision:

For the three and six months ended December 31, 2000, the Company recorded income tax benefits from continuing operations of $15,000 and $2,000, respectively. The Company recorded an income tax benefit from continuing operations of $7,000 and an income tax provision of $21,000 for the three and six months ended December 31, 1999, respectively. These benefits and provisions include state and other income taxes and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three or six months ended December 31, 2000 or 1999.

Willowbrook  Properties'  Sale:

During the three months ended December 31, 1999, the Company recorded a taxable gain of approximately $920,000 from the sale of a majority of the assets of Willowbrook Properties, Inc. ("Willowbrook Properties"), whereas, the gain has been deferred for financial statement purposes (see Note 10). NBI does not expect to incur any federal income taxes payable from this gain, due to the availability of post-reorganization capital loss carryforwards. However, it does expect to incur approximately $40,000 of Pennsylvania state income taxes on this gain because Willowbrook Properties' does not have sufficient Pennsylvania net operating loss carryforwards available to offset the entire gain. The income tax expense has been netted against the deferred gain on the sale.


Note  9  -  Notes  Payable  and  Short-term  Borrowings

On October 3, 2000, the Company closed on an interim loan of $300,000 with a new bank. The proceeds were used to fund a progress payment on the new crystal tank until the long-term bank financing could be completed. On October 31, 2000, the Company closed on new long-term bank financing for L.E. Smith consisting of a $3.0 million revolving line of credit and a five-year term note payable of $2,950,000. The proceeds were used to (i) payoff L.E. Smith's existing line of credit, term note and interim loan; (ii) payoff all of the outstanding principal and accrued interest on the Company's IRS debt;
(iii) fund a majority of the purchase price of a new crystal tank for L.E. Smith; and (iv) provide additional working capital for L.E. Smith.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  9  -  Notes  Payable  and  Short-term  Borrowings  (continued)

The following summarizes the Company's notes payable and short-term borrowings from continuing operations outstanding at:



                                            December 31,
                                                2000
                                        (Amounts in thousands)

Revolving bank credit note                     $2,528
Bank term note                                  2,877
                                                -----
Total notes payable and short-term borrowings   5,405
Less current portion                            3,118
                                               ------

Long-term portion of notes payable             $2,287
                                               ======




The  revolving  bank  credit note has a maximum of $3,000,000, is due November
30, 2002, and has interest ranging from the bank's prime rate (9.50% at December 31, 2000) less 1/2%, to the bank's prime rate plus 1%, depending upon attainment of certain financial ratios as defined in the agreement. The note is collateralized by a first security interest in all accounts receivable, inventories, personal property and all of the capital stock of L.E. Smith. In addition, the note is collateralized by a mortgage on the real property of L.E. Smith.

The bank term note is payable in monthly installments of $62,143 including interest ranging from the bank's prime rate (9.50% at December 31, 2000) less 1/2% to the bank's prime rate plus 1%, depending upon the attainment of certain financial ratios, with the outstanding principal balance plus accrued interest due in full on November 30, 2005. The note is cross-collateralized with L.E. Smith's revolving bank credit note.

L.E. Smith's revolving bank credit note and bank term note are subject to a credit agreement which contains covenants requiring maintenance of a minimum debt service coverage ratio and maximum tangible net worth. In addition, it prohibits certain activities of the glass manufacturing company without the bank's approval, including creation of debt or liens, payment of dividends, granting loans or making certain investments and participation in any mergers, acquisitions or ownership changes. Also, the agreement limits the amount of L.E. Smith's capital expenditures and dispositions of assets not in the ordinary course of business. The Company is in full compliance with all of the covenants on this loan.


Note  10  -  Deferred  Gain  from  Sale  of  Operation

On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale were previously approved at NBI's Annual Meeting of Stockholders held on December 16, 1999. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of $48,000 and net of approximately $40,000 of related
income  taxes.    (See  Notes  3,  8  and  14.)

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  11  -  Stockholders'  Equity

The Company has authorized 20,000,000 shares of $.01 par value common stock. At December 31, 2000, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at December 31, 2000.

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At December 31, 2000, 507,421 registered shares of Series A Cumulative Preferred Stock were issued and outstanding.

On August 19, 1999, the Board of Directors declared the first semi-annual dividend on its outstanding Series A Cumulative Preferred Stock to holders of record as of August 19, 1999. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the elections of the holders. No dividends have been declared or paid subsequently. Cumulative unpaid dividends totaled approximately $766,000 as of December 31, 2000.


Note  12  -  Income  Per  Common  Share

The Company reports earnings per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 issued by the Financial
Accounting Standards Board. The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income before discontinued operations:


                    For  the  quarters  ended
                                                  December 31,
                                             2000              1999
                                         Basic   Diluted   Basic   Diluted
                                            (Amounts in thousands
                                             except per share data)

Loss before discontinued operations      $ (199)  $ (199)  $ (118)  $ (118)
Dividend requirement on preferred stock    (128)    (128)    (126)    (126)
                                         -------  -------  -------  -------
Loss before discontinued operations
  attributable to common stock           $ (327)  $ (327)  $ (244)  $ (244)
                                         =======  =======  =======  =======
Weighted average number of common
  shares outstanding                      8,103    8,103    8,103    8,103
                                         =======           =======
Assumed conversions of stock options                  --                --
                                                  -------           -------
                                                   8,103             8,103
                                                  =======           =======

Loss per common share
  before discontinued operations         $ (.04)  $ (.04)  $ (.03)  $ (.03)
                                         =======  =======  =======  =======




Because the Company incurred losses before discontinued operations for the quarters ended December 31, 2000 and 1999, none of its outstanding options or warrants were included in the computation of diluted earnings per share, as their effect would be anti-dilutive.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  12  -  Income  Per  Common  Share(continued)



     For  the  six  months  ended
                                                        December 31,
                                                   2000              1999
                                               Basic   Diluted   Basic   Diluted
                                                   (Amounts in thousands
                                                    except per share data)

Income before discontinued operations         $   94   $   94   $  264   $  264
Dividend requirement on preferred stock         (256)    (256)    (252)    (252)
                                              -------  -------  -------  -------
Income (loss) before discontinued operations
  attributable to common stock                $ (162)  $ (162)  $   12   $   12
                                              =======  =======  =======  =======

Weighted average number of common
  shares outstanding                           8,103    8,103    8,102    8,102
                                              =======           =======
Assumed conversions of stock options                       --               136
                                                       -------           -------
                                                        8,103             8,238
                                                       =======           =======

Income per common share
  before discontinued operations              $ (.02)  $ (.02)  $   --   $   --
                                              =======  =======  =======  =======




Because the Company had a loss before discontinued operations attributable to its common stock for the six months ended December 31, 2000, none of its outstanding options and warrants were included in the computation of diluted earnings per share, as their effect would be anti-dilutive. For the six months ended December 31, 1999, stock options outstanding with an exercise price of $.38, $.59 and $.77 per share were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock during such period.

The  options  and  warrants  outstanding at December 31, 2000 were as follows:



                     Number
  Exercise       Outstanding at
   Price        December 31, 2000

Stock options:
  .38               201,000
  .77               400,000

Warrants:
  .89             1,700,000
  1.20            1,000,000
                  ---------

                  3,301,000
                  =========


                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  13  -  Seasonal  Variations  of  Operations

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


Note  14  -  Related  Party  Transactions

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

On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of $48,000 and net of approximately $40,000 of related income taxes. The sale consisted of land and construction-in-progress and was for a net purchase price of $3.3 million. The purchase price was net of construction costs which were previously funded by advances from Mr. Lustig. Concurrently with the closing of the Willowbrook Properties sale transaction, such amounts were deemed to be expenses of the buyer. The purchase price was paid by $600,000 in cash and a note payable in the amount of $2.7 million. (See Notes 3, 8 and 10.)

Mr. Lustig has proposed to purchase all of the capital stock of NBI Properties for $1.4 million in cash and a note payable of $1.1 million. On February 18, 2000, Mr. Lustig paid the Company a deposit of $500,000 related to this proposed purchase. During the second quarter of fiscal 2001, the Company refunded Mr. Lustig $118,000 of this deposit, applied $111,000 of the deposit towards interest receivable for July 1 through December 31, 2000 on the note receivable from a related party and applied $13,000 of the deposit towards a miscellaneous receivable from a related party. The remaining balance of the deposit of $258,000 was included in accrued liabilities and other at December 31, 2000. Mr. Lustig is still working on obtaining the funds to enable him to close on this transaction. The Company is also having discussions with other potential buyers.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       SECOND QUARTER, FISCAL YEAR 2001


The statements in this discussion contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are not historical facts. The forward-looking statements are based upon the Company's current expectations and are subject to known and unknown risks, uncertainties, assumptions and other factors. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual results could differ materially from those contemplated
by  the  forward-looking  statements.    Factors  that  may  affect  such
forward-looking statements include, among others, loss of significant customers, reliance on key personnel, competitive factors and pricing pressures, availability of raw materials, labor disputes, investment results, limitations on the utilization of net operating loss carryforwards, adequacy of insurance coverage, inflation and general economic conditions.

RESULTS  OF  OPERATIONS

Revenues from continuing operations totaled $3,926,000 and $7,832,000 for the three and six months ended December 31, 2000, respectively, compared
$3,113,000 and $6,961,000 for the same periods in the prior fiscal year, reflecting increases of $813,000, or 26.1%, and $871,000 or 12.5%, respectively. L.E. Smith experienced increases of $729,000 and $651,000 in revenues from its largest customer for the three and six months ended December 31, 2000, respectively. In addition, although the Company had a large increase in revenues from several of its other larger customers, these increases were significantly offset by decreased revenues from many of its smaller customers. Overall, the Company's holiday orders were significantly less than projected primarily due to customers' expectation of lower holiday sales. In addition, the Company is experiencing delays in some large orders from new customers due to their apprehension regarding the softening economy.

Revenues from continuing operations are expected to decrease significantly for the three months ended March 31, 2001, compared to the same period in the prior fiscal year because L.E. Smith expects substantial decline in revenues from its largest customer. Although the Company expects some revenue growth from its other customers, this growth is expected to be offset by the absence of a large amount of initial sales to new customers as included in the third quarter of fiscal 2000. Revenues from continuing operations are expected to decrease significantly for the three months ended March 31, 2001, compared to the second quarter of fiscal 2001 due to a substantial decline in revenues from its largest customer, partially offset by modest revenue growth from its other customers.

Cost of sales from continuing operations as a percentage of related revenue was 83.5% for the quarter ended December 31, 2000, compared to 79.4% for the same period in fiscal 2000. For the six months ended December 31, 2000 and 1999, cost of sales from continuing operations as a percentage of related revenue was 77.7% and 74.2%, respectively. The related decline in gross margin resulted from a substantial increase in natural gas costs, which were even higher than originally projected. However, general cost increases and production inefficiencies related to preparations for installation of the new crystal tank were offset by favorable variances caused by the higher revenue volume during the second quarter of fiscal 2001. The decline in gross margin for the six months ended December 31, 2000 also resulted from the absence of a $42,000 credit due to the reversal of excess reserves for a prior self-insured workmen's compensation plan.

Cost  of  sales  from continuing operations as a percentage of related revenue for the third quarter of fiscal 2001 is expected to be substantially higher compared to the third quarter of fiscal 2000 due to continued high natural gas costs, projected production inefficiencies related to installation of the new crystal tank (which is expected to take two months) and lower projected revenues available to cover fixed costs. Cost of sales from continuing operations as a percentage of related revenue for the third quarter of fiscal 2001 is expected to be slightly higher compared to the second quarter of fiscal 2001 primarily due to the expected decline in revenues and production inefficiencies related to installation of the new crystal tank partially offset by the absence of year-end manufacturing bonuses.

                                  NBI, INC.
                   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2001 - CONTINUED


Marketing, general and administrative expenses from continuing operations totaled $795,000 and $1,563,000 for the three and six months ended December 31, 2000, respectively compared to $734,000 and $1,479,000 for the same periods in the prior fiscal year, reflecting increases of $61,000, or 8.3%, and $84,000 or 5.7%, respectively. The increase in marketing, general and administrative expenses was primarily related to general cost increases and higher bad debt provisions resulting from higher sales and lower than usual provisions included in the same periods of fiscal 2000. These increases were partially offset by lower sales commissions resulting from the commissionable sales mix including a significant increase in revenues from its largest customer which is a house account and is not subject to outside sales commissions.

Marketing, general and administrative expenses are expected to remain relatively flat for the three months ended March 31, 2001, compared to the same period in the prior fiscal year as general cost increases are expected to be offset by savings in commissions and advertising expenses due to lower sales and marketing activity. Marketing, general and administrative expenses are expected to decrease moderately for the three months ended March 31, 2001 compared to the second quarter of fiscal 2001 due to the absence of year-end bonuses and annual meeting expenses.

Interest income totaled $65,000 and $121,000 for the three and six months ended December 31, 2000 compared to $8,000 and $10,000 for the same periods in the prior fiscal year. The increase was primarily due to interest earned on a note receivable from a related party received in conjunction with the sale of Willowbrook Properties' land and construction-in-progress on December 17, 1999. In addition, during the second quarter of fiscal 2001, the Company had interest income from restricted cash held in a savings account. (See Notes 6 and 7 to the consolidated financial statements).

The Company held no investments and had no realized or unrealized gains or losses for the quarter or six months ended December 31, 2000. For the three months ended December 31, 1999, the Company recorded a realized gain on investments of $9,000 and no unrealized gain or loss. Realized and unrealized gains of $55,000 and $2,000, respectively, were recorded for the six months ended December 31, 1999. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At December 31, 2000, the Company had no investment positions.

Interest expense totaled $111,000 and $49,000 for the three months ended December 31, 2000 and 1999, respectively. The increase was primarily due to significantly increased outstanding debt resulting from L.E. Smith's new financing (see Note 9 to the accompanying consolidated financial statements). Interest expense totaled $193,000 for the six months ended December 31, 2000 compared to $97,000 for the same period in the prior fiscal year. The increase was primarily due to significantly increased outstanding debt resulting from L.E. Smith's new financing, increased interest rates and $27,000 of interest expense recorded on the Company's IRS debt during the first quarter of fiscal 2001.

For the three and six months ended December 31, 2000, the Company recorded income tax benefits from continuing operations of $15,000 and $2,000, respectively. The Company recorded an income tax benefit from continuing operations of $7,000 and an income tax provision of $21,000 for the three and six months ended December 31, 1999, respectively. These benefits and provisions include state and other income taxes and are based upon book income. The state income tax provisions are related to the Company's Pennsylvania operations and are based upon book income, because the continuing operations do not have any net operating loss carryforwards available in Pennsylvania. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2001 - CONTINUED


than as a credit through the income tax provision. There were no such non-cash components included in the income tax provisions for the three or six months ended December 31, 2000 or 1999.

DISCONTINUED  OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Notes 3, 8 and 14 to accompanying consolidated financial statements). Therefore, the Company has discontinued its children's paint manufacturing, hotel, and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the three and six months ended December 31, 2000 and 1999.

Revenues from discontinued operations totaled $542,000 and $1,215,000 for the three and six months ended December 31, 2000, compared to $605,000 and $1,291,000 for the same periods in the prior fiscal year. The decline in revenues was primarily related to lower occupancy at the Belle Vernon Holiday Inn, resulting partly from the expiration of a long-term contract with a construction company, and increased competition for the restaurant and bar business.

The Company recorded a net loss from discontinued operations of $10,000 for the three months ended December 31, 2000 compared to net income from discontinued operations of $5,000 for the same period of the prior fiscal year. Year-to-date, the Company recorded net income from discontinued operations of $28,000 in fiscal 2001 compared to net income from discontinued operations of $33,000 in fiscal 2000.

The net long-term assets of discontinued operations at December 31, 2000 consisted primarily of the hotel's building and furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at December 31, 2000 consisted primarily of cash balances net of accounts payable and accrued liabilities.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
The Company's total assets increased $2,036,000 to $15.6 million at December 31, 2000 from $13.5 million at June 30, 2000. The increase was primarily due $1.8 million received in conjunction with L.E. Smith's new bank financing for a new crystal tank of which $1.1 million was held in a restricted saving account at December 31, 2000. The remaining funds were used for progress payments on the new tank and were included in construction-in-progress at December 31, 2000. The Company had working capital of $385,000 at December 31, 2000, compared to negative working capital of $206,000 at June 30, 2000. The increase in working capital resulted primarily from payment of the IRS debt and related accrued interest on November 1, 2000 with long-term debt from L.E. Smith's new bank financing, partially offset by an increase in current notes payable related to this financing. (See Notes 7 and 9 to consolidated financial statements.)

Construction-in-progress from continuing operations totaled $735,000 at December 31, 2000 and included $660,000 for costs related to a new crystal tank for the glass manufacturing facility. The Company estimates that it will cost approximately $1,473,000 to complete the outstanding construction-in-progress, all of which is expected to be completed during fiscal 2001. A majority of the estimated costs to complete the outstanding projects is related to the new crystal tank. The new tank will have an estimated useful life of 20 to 25 years, with major refurbishments, costing approximately $500,000, required every seven years. The Company held $1,110,000 in a restricted cash account at December 31, 2000 from proceeds of L.E. Smith's new bank financing for payments on the new crystal tank. In addition, the Company has received a commitment letter for a $400,000 low interest machinery and equipment loan from the Pennsylvania Department of Community and Economic Development.


                                  NBI,  INC.
                    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2001 - CONTINUED


The Company expects its other working capital requirements in the next fiscal year, including any cash dividends on its preferred stock, to be met by existing working capital at December 31, 2000, internally generated funds including interest income from the note receivable from a related party, remaining cash proceeds due in conjunction with the pending sale of the stock of NBI Properties to the Company's CEO, and for L.E. Smith's requirements, short-term borrowings under an existing line of credit.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  4.  Results  of  Votes  of  Security  Holders

The Company's annual meeting was held of December 13, 2000. At this meeting, Jay H. Lustig and Martin J. Noonan were elected to serve as directors. The results of the voting were as follows:



                       Affirmative   Votes                  Broker
                          Votes     Against   Abstentions  Non-votes

1. PROPOSAL I
 Election of Directors

 Jay H. Lustig          6,999,445    47,717         --         --

 Martin J. Noonan       7,013,713    33,449         --         --




Item  6.          Exhibits  and  Reports  on  Form  8-K

     (a)          None.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 2000 or subsequently.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    NBI,  INC.




February 14, 2001                       By:  /s/ Marjorie A. Cogan
-----------------                      ----------------------------------
     (Date)                                    Marjorie A. Cogan
                                          As a duly authorized officer
                                       Chief Financial Officer, Secretary