Form 10QSB
period 2001-03-31
NBI INC
filed 2001-05-15
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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



              Class                                 Outstanding at May 8, 2001
Common Stock, par value $.01 per share                      8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                       For Quarter Ended March 31, 2001



                                                                PAGE
PART I - FINANCIAL INFORMATION

Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 14

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     15 - 17


PART II - OTHER INFORMATION                                       18


                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)


                                                                          March 31,    June 30,
                                                                            2001         2000
                                          ASSETS
                                          ------
Current assets:
 Cash and cash equivalents                                                $    56     $    33
 Accounts receivable, less allowance for doubtful accounts
   of $249 and $232, respectively                                           1,686       1,693
 Inventories                                                                2,906       3,000
 Other current assets                                                         403         234
 Short-term deferred income taxes                                              57          56
 Net current assets of discontinued operations                                149         143
                                                                          --------    --------
 Total current assets                                                       5,257       5,159

Property, plant and equipment, net                                          6,151       4,189
Note receivable from related party                                          2,700       2,700
Other assets                                                                   32           5
Net long-term assets of discontinued operations                             1,410       1,480
                                                                          --------    --------

                                                                          $15,550     $13,533
                                                                          ========    ========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable               $ 3,121     $ 1,948
 Current portion of IRS debt and other income taxes payable                    --         918
 Accounts payable                                                           1,758       1,222
 Accrued liabilities and other                                                853       1,277
                                                                          --------    --------
 Total current liabilities                                                  5,732       5,365

Long-term liabilities:
 Notes payable                                                              2,166         130
 Deferred income taxes                                                        190         190
 Postemployment disability benefits                                           142         153
 Deferred gain from sale of discontinued operation, net of taxes              881         881
                                                                          --------    --------
 Total liabilities                                                          9,111       6,719
                                                                          --------    --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized; 507,421 shares of Series A Cumulative Preferred Stock issued and
   outstanding (liquidation preference value of $5,074)                         5           5
 Capital in excess of par value - preferred stock                           4,380       4,380
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,130,520 shares issued                                                   101         101
 Capital in excess of par value - common stock                              6,566       6,566
 Accumulated deficit                                                       (3,745)     (3,370)
                                                                          --------    --------
                                                                            7,307       7,682
 Less treasury stock, at cost (2,027,200 shares)                             (868)       (868)
                                                                          --------    --------
 Total stockholders' equity                                                 6,439       6,814
                                                                          --------    --------

                                                                          $15,550     $13,533
                                                                          ========    ========


                                  See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)

                                                  Three Months Ended  Nine Months Ended
                                                       March 31,          March 31,
                                                    2001      2000     2001      2000
Revenues:
 Sales                                             $3,223   $4,047   $11,055   $11,008
                                                   -------  -------  --------  --------

Costs and expenses:
 Cost of sales                                      2,910    3,003     8,999     8,170
 Marketing, general and administrative                714      768     2,277     2,247
                                                   -------  -------  --------  --------
                                                    3,624    3,771    11,276    10,417
                                                   -------  -------  --------  --------

Income (loss) from operations                        (401)     276      (221)      591

Other income (expense):
 Interest income                                       52       55       173        65
 Net gain on investments                               --       --        --        57
 Other income and expenses, net                        --        2       (16)        2
 Interest expense                                    (113)    (268)     (306)     (365)
                                                   -------  -------  --------  --------
                                                      (61)    (211)     (149)     (241)
                                                   -------  -------  --------  --------
 Income (loss) from continuing operations before
   income taxes                                      (462)      65      (370)      350
Income tax benefit (provision)                         30      (36)       32       (57)
                                                   -------  -------  --------  --------

Income (loss) before discontinued operations         (432)      29      (338)      293
Income (loss) from discontinued operations,
   net of income tax benefit (provision) of $17,
   $15, $(4) and $(9), respectively                   (65)     (17)      (37)       16
                                                   -------  -------  --------  --------

Net income (loss)                                    (497)      12      (375)      309

Dividend requirement on preferred stock              (128)    (126)     (384)     (378)
                                                   -------  -------  --------  --------

Loss attributable to common stock                  $ (625)  $ (114)  $  (759)  $   (69)
                                                   =======  =======  ========  ========



Loss per common share - basic and diluted:
 Loss before discontinued operations               $ (.07)  $ (.01)  $  (.09)  $  (.01)
 Loss from discontinued operations                   (.01)      --        --        --
                                                   -------  -------  --------  --------
 Net loss                                          $ (.08)  $ (.01)  $  (.09)  $  (.01)
                                                   =======  =======  ========  ========

Weighted average number of common
 shares outstanding                                 8,103    8,103     8,103     8,102
                                                   =======  =======  ========  ========







                                 See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                             2001     2000
Cash flows from operating activities:
Net income (loss)                                                         $  (375)  $   309
Adjustments to reconcile net income (loss) to net cash
  flow provided by operating activities:
 Depreciation and amortization                                                813       737
 Provision for bad debts and returns                                           63        34
 Reversal of excess inventory provisions                                      (34)       (1)
 Gain on sales of property and equipment                                       18        --
 Net unrealized gain on trading securities                                     --        (2)
 Other                                                                        (12)      (11)
 Changes in assets -- decrease (increase):
   Trading securities                                                          --        38
   Accounts receivable                                                        (34)     (912)
   Inventory                                                                  126        83
   Other current assets                                                      (186)      142
   Other assets                                                               (28)       (2)
 Changes in liabilities -- (decrease) increase:
   Accounts payable and accrued liabilities                                   (38)      639
   Income taxes payable                                                       (42)      (22)
                                                                          --------  --------
 Net cash flow provided by operating activities                               271     1,032
                                                                          --------  --------

Cash flows from investing activities:
 Proceeds from sale of land and construction-in-progress,
   net of selling expenses                                                     --       552
 Proceeds from sales of property and equipment                                  2        --
 Refund of a portion of deposit on sale of hotel                             (118)       --
 Purchases of property and equipment                                       (2,412)   (1,085)
                                                                          --------  --------
 Net cash flow used in investing activities                                (2,528)     (533)
                                                                          --------  --------

Cash flows from financing activities:
 Collections on note receivable                                                 4        22
 Dividends paid on preferred stock                                             --      (182)
 Proceeds from stock option exercises                                          --         5
 Proceeds from new line of credit, term loan and interim loan               5,650        --
 Pay off of existing line of credit, term loan and interim loan            (2,406)       --
 Payments on notes payable and line of credit from CEO                       (258)     (216)
 Net borrowings on lines of credit                                            202       492
 Payments on IRS debt                                                        (878)     (900)
                                                                          --------  --------
 Net cash flow provided by (used in) financing activities                   2,314      (779)
                                                                          --------  --------

Net increase (decrease) in cash and cash equivalents                           57      (280)

Less change in cash and cash equivalents included in net current assets
  or liabilities of discontinued operations                                   (34)       93

Cash and cash equivalents at beginning of period                               33       311
                                                                          --------  --------

Cash and cash equivalents at end of period                                $    56   $   124
                                                                          ========  ========




                                   See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                              Nine Months Ended
                                                                  March 31,
                                                                2001    2000
Supplemental disclosures of cash flow information:

 Interest paid                                                 $  634  $  227
                                                               ======  ======

 Income taxes paid                                             $   89  $   89
                                                               ======  ======

 Noncash purchases of property, plant and equipment included in
   accounts payable at end of period                           $  380  $  107
                                                               ======  ======

 Noncash issuance of note receivable for sale of land and
   construction-in-progress                                    $   --  $2,700
                                                               ======  ======

 Deferred gain recorded from sale of discontinued operation,
   net of taxes                                                $   --  $  881
                                                               ======  ======

 Preferred stock dividends paid in-kind                        $   --  $   70
                                                               ======  ======

 Application of a portion of deposit on sale of hotel
   towards accrued interest on note receivable from a related
   party and other miscellaneous receivable                    $  124  $   --
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

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors, Inc. ("Krazy Colors") operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. ("NBI Properties") and Willowbrook Properties, Inc. ("Willowbrook Properties"), in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Note 8). Therefore, the Company has discontinued its children's paint manufacturing, hotel and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the quarters and nine months ended March 31, 2001 and 2000 as follows:

                                       Children's                  Real
                                         Paint       Hotel        Estate
                                     Manufacturing Operations  Development  Total
                                                   (Amounts in thousands)
For the Quarter Ended March 31, 2001:
--------------------------------------
 Revenues from discontinued operations   $ --        $441        $ --        $441
                                         =====       =====       =====       =====

 Loss from discontinued operations
   before income taxes                   $ --        $(82)       $ --        $(82)
 Income tax benefit                        --          17          --          17
                                         -----       -----       -----       -----
 Loss from operations                      --         (65)         --         (65)
 Loss on disposal                          --          --          --          --
                                         -----       -----       -----       -----
 Net loss from discontinued operations   $ --        $(65)       $ --        $(65)
                                         =====       =====       =====       =====


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  3  -  Discontinued  Operations  (continued)

                                       Children's                  Real
                                         Paint        Hotel       Estate
                                     Manufacturing Operations  Development  Total
                                                   (Amounts  in  thousands)
For the Quarter Ended March 31, 2000:
-------------------------------------

 Revenues from discontinued operations   $  --      $ 476       $  --       $ 476
                                         ======     ======      ======      ======
 Loss from discontinued operations
   before income taxes                   $  --      $ (54)      $  --       $ (54)
 Income tax benefit                         --         22          --          22
                                         ------     ------      ------      ------
 Loss from operations                       --        (32)         --         (32)
 Gain on disposal, net of income
   tax provision of $7                      15         --          --          15
                                         ------     ------      ------      ------
 Net income (loss) from discontinued
   operations                            $  15      $ (32)      $  --       $ (17)
                                         ======     ======      ======      ======


For the Nine Months Ended March 31, 2001:
-----------------------------------------

 Revenues from discontinued operations   $  --      $1,656      $  --       $1,656
                                         ======     ======      ======      ======
 Loss from discontinued operations
   before income taxes                   $  --      $ (33)      $  --       $ (33)
 Income tax provision                       --         (4)         --          (4)
                                         ------     ------      ------      ------
 Loss from operations                       --        (37)         --         (37)
 Loss on disposal                           --         --          --          --
                                         ------     ------      ------      ------
 Net loss from discontinued
   operations                            $  --      $ (37)      $  --       $ (37)
                                         ======     ======      ======      ======


For the Nine Months Ended March 31, 2000:
-----------------------------------------

 Revenues from discontinued operations   $  21      $1,767      $  --       $1,788
                                         ======     ======      ======      ======
 Income (loss) from discontinued operations
   before income taxes                   $  --      $   4       $  (1)      $   3
 Income tax provision                       --         (2)         --          (2)
                                         ------     ------      ------      ------
 Income (loss) from operations              --          2          (1)          1
 Gain on disposal, net of income tax
   provision of $7                          15         --          --          15
                                         ------     ------      ------      ------
 Net income (loss) from discontinued
   operations                            $  15      $   2       $  (1)      $  16
                                         ======     ======      ======      ======




The disposal of the children's paint manufacturing operation was substantially complete as of September 30, 1999.

On December 17, 1999, the Company sold a majority of the assets of its real estate development, consisting of land and construction-in-progress, to an entity which is 100% owned and controlled by NBI's CEO, Jay Lustig. The Company intends to sell all of the capital stock of NBI Properties to an entity which is also 100% owned and controlled by its CEO. The Company recorded a deferred gain on the sale of the real estate development during the second quarter of fiscal 2000 and expects a significant gain overall from the discontinued operations of the hotel, and therefore, no amount has been recorded related to this disposal; these gains will be recognized when realized. (See Notes 10 and 14).

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  3  -  Discontinued  Operations  (continued)

The net long-term assets of discontinued operations at March 31, 2001 consisted primarily of the hotel's land, buildings, furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at March 31, 2001 consisted primarily of cash, net of accounts payable and accrued liabilities.


Note  4  -  Investments  in  Securities

The Company held no investments and had no realized or unrealized gains or losses for the quarter or nine months ended March 31, 2001 and for the quarter ended March 31, 2000. During the nine months ended March 31, 2000, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded realized and unrealized gains on investments of $55,000 and $2,000, respectively, for the nine months ended March 31, 2000.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At March 31, 2001, the Company had no investment positions.


Note  5  -  Inventories

Inventories are comprised of the following amounts which are presented net of reserves totaling $230,000:

                            March 31,
                              2001
                     (Amounts in thousands)
        Raw materials        $  660
        Work in process         592
        Finished goods        1,654
                             ------
                             $2,906
                             ======





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

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  7  -  Property,  Plant  and  Equipment

On March 31, 2001, the L.E. Smith Glass Company ("L.E. Smith") placed in service a new crystal tank for its manufacturing facility. The crystal tank cost $2,159,000 and has an estimated useful life of 20 years with major refurbishments costing approximately $500,000 required every seven years. The tank was financed through a portion of the proceeds from a five-year bank note payable and working capital. In addition, on April 18, 2001, the Company closed on a low interest machinery and equipment loan from the Pennsylvania Department of Community and Economic Development ("PADCED") which was used to
pay  the  final  costs  on  the  tank.    (See  Notes  9  and  15).


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

Income  tax  provision:

For the three and nine months ended March 31, 2001, the Company recorded income tax benefits from continuing operations of $30,000 and $32,000, respectively. The Company recorded income tax provisions from continuing operations of $36,000 and $57,000 for the three and nine months ended March 31, 2000, respectively. These benefits and provisions include state and other income taxes and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three or nine months ended March 31, 2001 or 2000.

Willowbrook  Properties'  Sale:

During the three months ended December 31, 1999, the Company recorded a taxable gain of approximately $920,000 from the sale of a majority of the assets of Willowbrook Properties, whereas, the gain was deferred for financial statement purposes (see Note 10). NBI did not incur any federal income taxes payable from this gain, due to the availability of post-reorganization capital loss carryforwards. However, it did incur approximately $40,000 of Pennsylvania state income taxes on this gain because Willowbrook Properties' did not have sufficient Pennsylvania net operating loss carryforwards available to offset the entire gain. The income tax expense has been netted against the deferred gain on the sale.


Note  9  -  Notes  Payable  and  Short-term  Borrowings

On October 3, 2000, the Company closed on an interim loan of $300,000 with a new bank. The proceeds were used to fund a progress payment on the new crystal tank until the long-term bank financing could be completed. On October 31, 2000, the Company closed on new long-term bank financing for L.E. Smith consisting of a $3.0 million revolving line of credit and a five-year term note payable of $2,950,000. The proceeds were used to (i) payoff L.E. Smith's existing line of credit, term note and interim loan; (ii) payoff all of the outstanding principal and accrued interest on the Company's IRS debt;
(iii)  fund  a  majority  of the purchase price of a new crystal tank for L.E.
Smith (see also Notes 7 and 15); and (iv) provide additional working capital for L.E. Smith.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  9  -  Notes  Payable  and  Short-term  Borrowings  (continued)

The following summarizes the Company's notes payable and short-term borrowings from continuing operations outstanding at:

                                             March 31,
                                               2001
                                      (Amounts in thousands)
Revolving bank credit note                      $2,531

Bank term note                                   2,756
                                                ------

Total notes payable and short-term borrowings    5,287

Less current portion                             3,121
                                                ------

Long-term portion of notes payable              $2,166
                                                ======



The revolving bank credit note has a maximum of $3,000,000, is due November 30, 2002, and has interest ranging from the bank's prime rate (8.0% at March
31, 2001) less 1/2%, to the bank's prime rate plus 1%, depending upon attainment of certain financial ratios as defined in the agreement. The note is collateralized by a first security interest in all accounts receivable, inventories, personal property and all of the capital stock of L.E. Smith. In addition, the note is collateralized by a mortgage on the real property of L.E. Smith.

The bank term note is payable in monthly installments of $62,143 including interest ranging from the bank's prime rate (8.0% at March 31, 2001) less 1/2% to the bank's prime rate plus 1%, depending upon the attainment of certain financial ratios, with the outstanding principal balance plus accrued interest due in full on November 30, 2005. The note is cross-collateralized with L.E. Smith's revolving bank credit note.

The glass manufacturing company's revolving bank credit and term notes are subject to a credit agreement which contains covenants requiring maintenance of a minimum debt service coverage ratio and minimum tangible net worth. In addition, it prohibits certain activities of the glass manufacturing company without the bank's approval, including creation of debt or liens, payment of dividends, granting loans or making certain investments and participation in any mergers, acquisitions or ownership changes. Also, the agreement limits the amount of L.E. Smith's capital expenditures and dispositions of assets not in the ordinary course of business. As of May 11, 2001, the borrowings under the revolving line of credit exceeded the allowed borrowing base by approximately $300,000. Also, the Company expects that it may not meet the minimum financial ratios at its fiscal year-end as required under the credit agreement. The Company has been in discussions with the bank regarding this situation and is focusing on decreasing its cash requirements through reductions in factory headcount, cost controls and sales of excess inventory.


Note  10  -  Deferred  Gain  from  Sale  of  Operation

On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale were previously approved at NBI's Annual Meeting of Stockholders held on December 16, 1999. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of $48,000 and net of approximately $40,000 of related
income taxes.   (See Notes 3, 6, 8 and 14.)

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note  11  -  Stockholders'  Equity

The Company has authorized 20,000,000 shares of $.01 par value common stock. At March 31, 2001, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at March 31, 2001.

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At March 31, 2001, 507,421 registered shares of Series A Cumulative Preferred Stock were issued and outstanding.

On August 19, 1999, the Board of Directors declared the first semi-annual dividend on its outstanding Series A Cumulative Preferred Stock to holders of record as of August 19, 1999. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the elections of the holders. No dividends have been declared or paid subsequently. Cumulative unpaid dividends  totaled  approximately  $897,000  as  of  March  31,  2001.


Note  12  -  Loss  Per  Common  Share

The Company reports earnings per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 issued by the Financial
Accounting Standards Board. The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income (loss) before discontinued operations:

                                                   For the quarters ended
                                                          March 31,
                                                   2001              2000
                                               Basic   Diluted   Basic   Diluted
                                                   (Amounts in thousands
                                                     except per share data)
Income (loss) before discontinued operations  $ (432)  $ (432)  $   29   $   29
Dividend requirement on preferred stock         (128)    (128)    (126)    (126)
                                              -------  -------  -------  -------
Loss before discontinued operations
  attributable to common stock                $ (560)  $ (560)  $  (97)  $  (97)
                                              =======  =======  =======  =======

Weighted average number of common
  shares outstanding                           8,103    8,103    8,103    8,103
                                              =======           =======
Assumed conversions of stock options                       --                --
                                                       -------           -------
                                                        8,103             8,103
                                                       =======           =======

Loss per common share
  before discontinued operations              $ (.07)  $ (.07)  $ (.01)  $ (.01)
                                              =======  =======  =======  =======


Because the Company had losses before discontinued operations attributable to its common stock for the quarters ended March 31, 2001 and 2000, none of its outstanding options or warrants were included in the computation of diluted earnings per share, as their effect would be anti-dilutive.


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  12  -  Loss  Per  Common  Share  (continued)

                                                  For the nine months ended
                                                          March 31,
                                                   2001              2000
                                               Basic   Diluted   Basic   Diluted
                                                    (Amounts in thousands
                                                     except per share data)
Income (loss) before discontinued operations  $ (338)  $ (338)  $  293   $  293
Dividend requirement on preferred stock         (384)    (384)    (378)    (378)
                                              -------  -------  -------  -------
Loss before discontinued operations
  attributable to common stock                $ (722)  $ (722)  $  (85)  $  (85)
                                              =======  =======  =======  =======

Weighted average number of common
  shares outstanding                           8,103    8,103    8,102    8,102
                                              =======           =======
Assumed conversions of stock options                       --                --
                                                       -------           -------
                                                        8,103             8,102
                                                       =======           =======
 Loss per common share
  before discontinued operations              $ (.09)  $ (.09)  $ (.01)  $ (.01)
                                              =======  =======  =======  =======


Because the Company had losses before discontinued operations attributable to its common stock for the nine months ended March 31, 2001 and 2000, none of its outstanding options and warrants were included in the computation of diluted earnings per share, as their effect would be anti-dilutive.



The  options  and  warrants  outstanding  at  March  31, 2001 were as follows:

                              Number
        Exercise           Outstanding at
          Price            March 31, 2001
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

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of $48,000 and net of approximately $40,000 of related income taxes. The sale consisted of land and construction-in-progress and was for a net purchase price of $3.3 million. The purchase price was net of construction costs which were previously funded by advances from Mr. Lustig. Concurrently with the closing of the Willowbrook Properties sale transaction, such amounts were deemed to be expenses of the buyer. The purchase price was paid by $600,000 in cash and a note payable in the amount of $2.7 million. (See Notes 3, 6, 8 and 10.)

Mr. Lustig has proposed to purchase all of the capital stock of NBI Properties for $1.4 million in cash and a note payable of $1.1 million. On February 18, 2000, Mr. Lustig paid the Company a deposit of $500,000 related to this proposed purchase. During the second quarter of fiscal 2001, the Company refunded Mr. Lustig $118,000 of this deposit, applied $111,000 of the deposit towards interest receivable for July 1 through December 31, 2000 on the note receivable from a related party and applied $13,000 of the deposit towards a miscellaneous receivable from a related party. The remaining balance of the deposit of $258,000 was included in accrued liabilities and other at March 31, 2001. Mr. Lustig is still working on obtaining the funds to enable him to close on this transaction. The Company is also having discussions with other potential buyers.


Note  15  -  Subsequent  Events

On April 18, 2001, L.E. Smith closed on a $400,000 low interest machinery and equipment loan from PADCED. The proceeds were used to fund a portion of the cost of a new crystal tank (see Note 7) and an oxygen fuel system to be used in conjunction with the new crystal tank. The note provides for interest at the rate of 5.25%; however, PADCED may increase the interest rate to prime plus 2% should L.E. Smith fail to create and maintain a specified number of manufacturing jobs within three years from the loan closing. The note requires monthly principal and interest payments of approximately $8,000 beginning June 1, 2001 and is due in full on May 1, 2006. The note is collateralized by a second security interest in all of L.E. Smith's accounts receivable, inventories, intangibles, personal and real property and is guaranteed by NBI, Inc.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 2001


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

RESULTS  OF  OPERATIONS

Revenues from continuing operations totaled $3,223,000 for the three months ended March 31, 2001, compared to $4,047,000 for the same period in the prior fiscal year, reflecting a decrease of $824,000, or 20.4%. L.E. Smith experienced declines in sales to a majority of its customers, including a decrease of $215,000 in revenues from its largest customer; however, these declines were partially offset by $214,000 in revenues from one new customer. The decreased revenues resulted primarily from the down-turn in the economy. Many of L.E. Smith's existing customers have restricted their purchasing and the Company is continuing to experience delays in some large orders from new customers due to their apprehension regarding the weakening economy. Revenues of $11,055,000 for the nine months ended March 31, 2001 were flat compared to $11,008,000 for the same period in the prior fiscal year. Although L.E. Smith had increased revenues year-to-date from some of its larger customers, including an increase of $440,000 in sales to its largest customer and a large order in the third quarter from one new customer, the Company experienced declines in revenues from a majority of its other customers and a significant slow-down in new business.

Revenues from continuing operations are expected to decrease substantially for the three months ended June 30, 2001, compared to the same period in the prior fiscal year because L.E. Smith expects a substantial decline in revenues from its largest customer, as well as a significant decline in revenues from its other customers due to the weakening economy. Revenues from continuing operations are expected to decrease significantly for the three months ended June 30, 2001, compared to the third quarter of fiscal 2001 due to a significant decline in revenues from its largest customer as well as continued declines in revenues from a majority of its other customers due to the slow-down in the economy.

Cost of sales from continuing operations as a percentage of related revenue was 90.3% for the quarter ended March 31, 2001, compared to 74.2% for the same period in fiscal 2000. For the nine months ended March 31, 2001 and 2000, cost of sales from continuing operations as a percentage of related revenue was 81.4% and 74.2%, respectively. The related decline in gross margin resulted primarily from a substantial increase in natural gas costs, production inefficiencies related to installation of the new crystal tank, unfavorable absorption of fixed costs due to the lower revenue volume during the third quarter of fiscal 2001 and increased sales discounting.

Cost of sales from continuing operations as a percentage of related revenue for the fourth quarter of fiscal 2001 is expected to be substantially higher compared to the fourth quarter of fiscal 2000 primarily due to continued high natural gas costs and substantially lower projected revenues available to cover fixed costs. Cost of sales from continuing operations as a percentage of related revenue for the fourth quarter of fiscal 2001 is expected to be moderately higher compared to the third quarter of fiscal 2001 primarily due to the expected decline in revenues and production inefficiencies resulting from reductions in manufacturing head count, partially offset by the absence of inefficiencies related to installation of the new tank.

Marketing, general and administrative expenses from continuing operations totaled $714,000 for the three months ended March 31, 2001, compared to $768,000 for the same period in the prior fiscal year, reflecting a decrease of $54,000, or 7.0%. The decrease was primarily related to lower sales commissions resulting from the decline in revenues and lower commission rates associated with discounted sales. These savings were partially offset

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2001 - CONTINUED


by increased expenses for trade shows. For the nine months ended March 31, 2001, marketing general and administrative expenses increased $30,000, or 1.3% to $2,277,000 as compared to the same period in the prior fiscal year. Marketing, general and administrative expenses for the nine months ended March 31, 2001 included additional bad debt provisions required for receivables from insolvent companies compared to lower than usual provisions included in the same period of fiscal 2000, as well as increased general costs and trade show expenses. However, these increases were significantly offset by decreased expenses at the parent company level from cost saving measures, and lower sales commissions resulting from lower commission rates associated with discounted sales and from the commissionable sales mix including a significant increase in revenues from its largest customer which is a house account and is not subject to outside sales commissions.

Marketing, general and administrative expenses are expected to decrease significantly for the three months ended June 30, 2001 compared to the same period in the prior fiscal year, and slightly compared to the third quarter of fiscal 2001, primarily due to lower sales commissions resulting from the projected declines in revenue.

Interest income totaled $173,000 for the nine months ended March 31, 2001 compared to $65,000 for the same period in the prior fiscal year. The increase was primarily due to interest earned on a note receivable from a related party received in conjunction with the sale of Willowbrook Properties' land and construction-in-progress on December 17, 1999. Interest income for the three months ended March 31, 2001 totaled $52,000 compared to $55,000 for the same period in the prior fiscal year.

The Company held no investments and had no realized or unrealized gains or losses for the quarter and nine months ended March 31, 2001 and the quarter ended March 31, 2000. For the nine months ended March 31, 2000, the Company recorded realized and unrealized gains on investments of $55,000 and $2,000, respectively. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At March 31, 2001, the Company had no investment positions.

Interest expense totaled $113,000 and $306,000 for the three and nine months ended March 31, 2001, respectively compared to $268,000 and $365,000, for the same periods in the prior fiscal year. The decrease was primarily due to $219,000 of interest expense recorded on NBI's IRS debt during the third quarter of fiscal 2000 resulting from the Company's default on this debt, whereas only $27,000 was incurred in fiscal 2001 during the first quarter, offset by higher interest from significantly increased outstanding debt resulting from L.E. Smith's new financing (see Note 9 to the accompanying consolidated financial statements).

For the three and nine months ended March 31, 2001, the Company recorded income tax benefits from continuing operations of $30,000 and $32,000, respectively. The Company recorded income tax provisions from continuing operations of $36,000 and $57,000 for the three and nine months ended March 31, 2000, respectively. These benefits and provisions include state and other income taxes and are based upon book income. The state income tax provisions are related to the Company's Pennsylvania operations and are based upon book income, because the continuing operations do not have any net operating loss carryforwards available in Pennsylvania. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no such non-cash components included in the income tax provisions for the three or nine months ended March 31, 2001 or 2000.

DISCONTINUED  OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors operation due to continuing losses incurred by the operation, as well as the business' inability to sustain significant long-term customers. On

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2001 - CONTINUED


August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties in order to pay the remaining balance of the IRS debt due on December 31, 1999 (see Notes 3, 8 and 14 to accompanying consolidated financial statements). Therefore, the Company has discontinued its children's paint manufacturing, hotel, and real estate development operations, and it has separately reported the income or loss from these segments as discontinued operations for the three and nine months ended March 31, 2001 and 2000.

Revenues from discontinued operations totaled $441,000 and $1,656,000 for the three and nine months ended March 31, 2001, compared to $476,000 and $1,767,000 for the same periods in the prior fiscal year. The decline in revenues was primarily related to lower occupancy at the Belle Vernon Holiday Inn, resulting partly from the expiration of a long-term contract with a construction company, and increased competition for the restaurant and bar business.

The Company recorded a net loss from discontinued operations of $65,000 for the three months ended March 31, 2001 compared to a net loss from discontinued operations of $17,000 for the same period of the prior fiscal year. Year-to-date, the Company recorded a net loss from discontinued operations of $37,000 in fiscal 2001 compared to net income from discontinued operations of $16,000 in fiscal 2000.

The net long-term assets of discontinued operations at March 31, 2001 consisted primarily of the hotel's building and furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at March 31, 2001 consisted primarily of cash, net of accounts payable and accrued liabilities.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets increased $2,017,000 to $15.6 million at March 31, 2001 from $13.5 million at June 30, 2000. The increase was primarily due to the completion of construction-in-progress on a new crystal tank for the glass manufacturing facility. The Company had negative working capital of $475,000 at March 31, 2001, compared to negative working capital of $206,000 at June 30, 2000. The decrease in working capital resulted primarily from significant increases in (i) short-term borrowings, used primarily to fund a portion of the capital expenditures during this period; (ii) current portion of long-term debt, related to L.E. Smith's new bank financing; and (iii) accounts payable, which included $293,000 at March 31, 2001 for the final costs on the new crystal tank. These items were partially offset by an increase in working capital of $1,157,000 resulting from the payoff of the IRS debt and related accrued interest on November 1, 2000 with long-term debt from L.E. Smith's new bank financing. (See Notes 7 and 9 to consolidated financial statements.)

On March 31, 2001, L.E. Smith placed in service a new crystal tank for its manufacturing facility. The crystal tank cost $2,159,000 and has an estimated useful life of 20 years with major refurbishments costing approximately $500,000 required every seven years. The tank was financed through a portion of the proceeds from a five-year bank note payable and working capital. In addition, on April 18, 2001, the Company closed on a low interest machinery and equipment loan from PADCED which was used to pay the final costs on the
tank.    (See  Notes  9  and  15  to  consolidated  financial  statements).

The Company expects its other working capital requirements in the next fiscal year, including any cash dividends on its preferred stock, to be met by internally generated funds including interest income from the note receivable from a related party, remaining cash proceeds due in conjunction with the pending sale of the stock of NBI Properties to the Company's CEO, and for L.E. Smith's requirements, short-term borrowings under an existing line of credit. However, as of May 11, 2001, the borrowings under the revolving line of credit exceeded the allowed borrowing base by approximately $300,000. Also, the Company expects that it may not meet the minimum financial ratios at its fiscal year-end as required under the credit agreement. The Company has been in discussions with the bank regarding this situation and is focusing on decreasing its cash requirements through reductions in factory headcount, cost controls and sales of excess inventory.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)     None

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001 or subsequently.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        NBI,  INC.




     May 15, 2001                         By:       /s/ Marjorie A. Cogan
     ------------                             ----------------------------------
        (Date)                                         Marjorie A. Cogan
                                                 As a duly authorized officer
                                              Chief Financial Officer, Secretary