Form 10KSB
period 2001-06-30
NBI INC
filed 2001-10-02
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10 - KSB




[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                      For Fiscal Year Ended June 30, 2001

                                      OR

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE  ACT  OF  1934
           For the transition period from _____________ to _____________

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
                                (303) 684-2700


Securities registered pursuant                       Name of each exchange on
  to section 12(b) of the Act:  None                    which registered:  N/A

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

Revenues from continuing operations for the year ended June 30, 2001 were $13,499,000.

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $1,791,000 as of market close on September 26, 2001.

Common stock ($.01 Par Value): 8,103,320 shares outstanding as of September 26, 2001.

Documents  incorporated  by  reference:    None

                                    PART  I


ITEM  1.    BUSINESS

OPERATIONS

American  Glass,  Inc.,  d/b/a  L.E.  Smith  Glass  Company
-----------------------------------------------------------

In August 1995, American Glass, Inc., a wholly-owned subsidiary of NBI, Inc. ("NBI" or the "Company"), acquired a majority of the assets, including the name, of L.E. Smith Glass Company ("L.E. Smith") of Mount Pleasant, Pennsylvania. Founded in 1907, the L.E. Smith Glass Company is one of the few remaining handmade pressed glass manufacturers in the United States. The company manufactures and sells an assortment of crystal and colored glass giftware and lighting fixtures for the domestic consumer market. None of the products manufactured by the company contain lead. L.E. Smith produces its products with highly skilled workers, utilizing manual and semi-automatic machines to mold, press, and decorate glassware. L.E. Smith can be flexible in the types of products it can make, which allows it to be responsive to the needs of smaller customers. In addition, L.E. Smith has far greater flexibility in designing and manufacturing products with unusual shapes, sizes, and weights than automated machine glassmakers. L.E. Smith maintains almost every glass mold it has used for the past 90 years (in excess of 2,300 molds).

L.E. Smith sells its products throughout the United States via in-house sales managers and manufacturer's representatives. The giftware products are sold primarily to traditional and specialty retailers, as well as manufacturers/wholesalers, the food service market and through an on-site Company retail store. The lighting fixture products are sold to manufacturers and retailers.

Decoder  Venture
----------------

The Company has entered into a master license agreement effective July 1, 2001 to use and sublicense certain patented decoder technology with the right to manufacture and sell decoders made in accordance with such patent. The decoder is a small translucent plastic-like piece that is used in marketing activities in which a hidden message is revealed when the decoder is placed against a colored field on a computer screen. The agreement has an initial term through March 31, 2002, and has optional renewal periods extending through September 30, 2005. During the initial term, the Company is required to pay royalties equal to the greater of $150,000 or 5% of the net revenues generated under this license.


DISCONTINUED  OPERATIONS

On December 31, 1998, the Company established a plan to dispose of its children's paint manufacturing operation due to continuing losses incurred by such operation, as well as the business' inability to sustain long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties, Inc. ("NBI Properties") and Willowbrook Properties, Inc. ("Willowbrook Properties"), in order to pay the Internal Revenue Service ("IRS") debt due on December 31, 1999 (see Notes 3 and 8 to the Consolidated Financial Statements). Therefore, the Company has discontinued its hotel, real estate development and children's paint manufacturing operations, and it has separately reported the income or loss from these segments as discontinued operations for the years ended June 30, 2001 and 2000. (See Note 3 to the Consolidated Financial Statements.)

NBI  Properties,  Inc.
----------------------

In August 1995, NBI acquired 100% of the outstanding capital stock of the Belle Vernon Motel Corporation now known as NBI Properties. NBI Properties owns and operates an 80-room full-service Holiday Inn in Belle Vernon, Pennsylvania (the "Belle Vernon Holiday Inn"). The Company is licensed pursuant to a license agreement with Holiday Inns Franchising, Inc. which expires in August 2005, subject to renewal. The Holiday Inn hotel consists of approximately 21,000 square feet and is situated on approximately 5.8 acres of land leased under an acquired land lease expiring in 2026 with an option to extend for an additional 25-year term. The Company intends to sell all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by NBI's Chief Executive Officer ("CEO"), Jay H. Lustig.

Willowbrook  Properties,  Inc.
------------------------------

In January 1997, the Company, through its wholly-owned subsidiary, Willowbrook Properties, Inc. purchased a parcel of property consisting of approximately 88 acres of farmland in Belle Vernon, Pennsylvania. During fiscal 1999, Willowbrook Properties entered into a lease agreement with a national grocery store chain to lease a significant portion of phase I of the development and began construction on a mixed use retail center. On December 17, 1999, the
Company closed on the sale of a majority of the assets of Willowbrook Properties, consisting of land and construction in progress, to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale had been previously approved at NBI's Annual Meeting of Stockholders held on December 16, 1999. (See Note 20 to the Consolidated Financial Statements.)

Krazy  Colors,  Inc.
--------------------

In January 1995, the Company acquired a majority interest in Krazy Colors, Inc. ("Krazy Colors") a small children's paint manufacturer located in Las Vegas, Nevada, which manufactured roll-on and dot-on paints for children, as well as bulk tempera paints. On December 31, 1998, the Company established a plan to dispose of its Krazy Colors operation. As of September 30, 1999, the disposal was substantially complete.


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

As a part of its reorganization process, NBI filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in
February  1991  and  emerged  from  Chapter  11  on  February  3,  1992.

As NBI was departing from the computer industry, the Company shifted its focus and acquired its children's paint manufacturing operation in January 1995 and its glass manufacturing and hotel operations in August 1995. In January 1997, the Company purchased land for development in southwestern Pennsylvania. Since fiscal year 1999, the Company's continuing operations have included only the glass manufacturing business. In July 2001, the Company entered into a
new  venture.    (See  previous  discussion  in  sections  "Operations"  and
"Discontinued  Operations".)


COMPETITION

The market segments in which the Company participates are extremely competitive. Many of the Company's existing and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for developing and distributing products in the Company's markets. The Company expects that existing and new competitors will continue to introduce products that are competitive with those of the Company. There can be no assurance the Company will be able to compete successfully in these markets.

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


SIGNIFICANT  CUSTOMERS  AND  SUPPLIERS

L.E. Smith currently has many small to medium-sized customers, some large customers, and one significant customer. Sales to its significant customer totaled approximately 24% of NBI's consolidated revenues from continuing operations for both of the years ended June 30, 2001 and 2000. The loss of this customer's business would have a material adverse effect on NBI; however, L.E. Smith is continually focusing its sales efforts on expanding its customer base to lessen the impact this customer has on its business. In addition, the Company's management believes that its relationship with this customer will continue into the foreseeable future. The Company anticipates the revenues from this customer in fiscal 2002 will remain comparative to fiscal 2001.

L.E. Smith purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on comparable terms. L.E. Smith purchases natural gas and liquid oxygen under long-term contracts. (See Note 15 to the Consolidated Financial Statements regarding the liquid oxygen contract.) In September 2000 and then in May 2001, the Company contracted for natural gas for the periods October 1 through September 30, 2001 and 2002, respectively, at a fixed cost per unit with no minimum volume requirements.


SEASONAL  VARIATIONS  OF  BUSINESSES

Excluding the effect of its significant customer, L.E. Smith typically has its strongest revenue performance during the first and second fiscal quarters due to seasonal variations. Generally, the third and fourth fiscal quarters' revenues from L.E. Smith are moderately to significantly lower than in the first and second quarters. However, historically these trends have been materially affected by fluctuations in the timing of orders from its significant customer, which do not have consistent trends. In addition, during the fourth quarter of fiscal 2001, the Company experienced a substantial decline in revenues from its significant customer, as well as its other customers, due to the weak economy. Sales to L.E. Smith's other customers during the third quarter of fiscal 2000 were unusually high because the Company had a large increase in new customers during this quarter, including a significant increase in sales to department stores.


EMPLOYEES

As of August 31, 2001, the Company had a total of 170 employees in its continuing operations, including 166 full-time employees, and including 124 employees covered by a collective bargaining agreement which has been extended through August 31, 2002; however, after February 28, 2002, the Union may terminate the extension by giving 30 days written notice that it wants to begin negotiations on a new collective bargaining agreement.


ITEM  2.    PROPERTIES

Continuing  Operations
----------------------

L.E. Smith owns the land and buildings for its glass manufacturing facility, including a total of approximately 194,000 square feet of manufacturing, warehousing and office space on approximately 11.1 acres of land in Mount Pleasant, Pennsylvania. In addition, L.E. Smith owns a house and one small parcel of land adjacent to the glass manufacturing facility; it is holding these properties for future use by the company. During fiscal 2001 and 2000, L.E. Smith leased approximately 6,000 square feet of temporary warehouse space, under a month-to-month lease, in order to facilitate certain property improvement projects and to accommodate additional space requirements resulting from the growth of the company over the previous several years. The Company leases approximately 2,300 square feet of office space for administrative personnel at its corporate headquarters in Longmont, Colorado, under a lease expiring in August

2003. The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative or additional suitable facilities should its requirements change.

Discontinued  Operations
------------------------

NBI Properties owns the building and improvements of the Belle Vernon Holiday Inn in Belle Vernon, Pennsylvania. The building consists of approximately 21,000 square feet and is on approximately 5.8 acres of land leased pursuant to a land lease expiring in 2026, with an option to extend for an additional 25-year term. In addition, NBI Properties owns one acre of land across from the hotel for its future use.

All of the land and buildings owned by the Company's discontinued operations are included in net long-term assets of discontinued operations at June 30, 2001.


ITEM  3.    LEGAL  PROCEEDINGS

The  Company  is  not  a  party  to  any  material  pending  legal proceeding.


ITEM    4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.


                                   PART  II


ITEM  5.    MARKET  FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The  Company's  common stock is traded over-the-counter under the symbol NBII.
The following table sets forth the high and low bid prices, as quoted on the OTC Bulletin Board, for the common stock for the fiscal periods specified. The quotations of the Company's common stock reflect inter-dealer prices, without any retail markup, markdown or commissions, and may not necessarily represent actual transactions.




Fiscal 2001        High     Low
--------------     ----     ---


First Quarter   $   .66  $  .28
Second Quarter      .53     .25
Third Quarter       .32     .32
Fourth Quarter      .32     .16

Fiscal 2000        High     Low
--------------     ----     ---

First Quarter   $   .94  $  .69
Second Quarter      .81     .56
Third Quarter       .69     .44
Fourth Quarter      .75     .31



At June 30, 2001, there were 8,103,320 common shares of $.01 par value common stock outstanding. The approximate number of common stockholders of the Company was 1,210 as of August 31, 2001. This includes shares held in nominee or "street" accounts. To date, no dividends have been paid on the $.01 par value common stock and it is anticipated that future earnings will be retained for operating purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

The statements in this Form 10-KSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are not historical facts. The forward-looking statements are based upon the Company's current expectations and are subject to known and unknown risks, uncertainties, assumptions and other factors. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual results could differ materially from those contemplated by the forward-looking statements. Factors that may affect such forward-looking statements include, among others, ability to obtain financing, loss of significant customers, reliance on key personnel, competitive factors and pricing pressures, availability and pricing of raw materials and natural resources, labor disputes, investment results, limitations on the utilization of net operating loss carryforwards, adequacy of insurance coverage, inflation and general economic conditions, including the economic uncertainty following the recent terrorist attacks on September 11, 2001. The Company does not intend to update such forward-looking statements.


RESULTS  OF  OPERATIONS  2001  -  2000  COMPARISON

The Company reported a net loss of $970,000 in fiscal 2001, compared to net income of $565,000 in fiscal 2000. During fiscal 2001, the Company experienced a significant decline in revenues, resulting from the downturn in the economy, coupled with higher costs and expenses including a substantial increase in natural gas costs.

Revenues from continuing operations of $13.5 million for the year ended June 30, 2001 reflected a decrease of $1.8 million, or 11.6%, compared to fiscal 2000, with the most severe decline occurring during the fourth quarter of
fiscal  2001.   The decreased revenues resulted primarily from the downturn in
the  economy.    L.E. Smith experienced declines in sales to a majority of its customers,  including  a  decrease  of  $456,000  in revenues from its largest
customer.    Many  of  L.E.  Smith's  existing customers have restricted their purchasing and the Company experienced delays in some large orders from new customers due to their apprehension regarding the weak economy. Also, although L.E. Smith did experience a few large increases from new customers during fiscal 2001, overall the Company had a significant slowdown in new business.

Revenues from continuing operations are projected to increase moderately in fiscal 2002, as compared to fiscal 2001. This projection is based upon increased sales activity during the first quarter of fiscal 2002 compared to the extremely poor revenues recognized in the fourth quarter of fiscal 2001, which the Company believes may be an indication that the economy is stabilizing. In addition, the Company has started marketing a line of lower margin products to medium and large discount department stores to increase its sales volume. Although the Company has experienced increased sales activity in the first quarter of fiscal 2002 as compared to the fourth quarter of fiscal 2001, the Company expects revenues for the first and second quarters of fiscal 2002 to be significantly lower than the same quarters of fiscal 2001 when the economy was still strong. However, the Company is projecting that its sales will continue to gain momentum in the third and fourth quarters of fiscal 2002 and significantly exceed the weak revenues recorded in the same periods of the prior fiscal year, resulting in a moderate increase overall for fiscal 2002 revenues compared to the prior year.

Cost of sales from continuing operations as a percentage of related revenue for the years ended June 30, 2001 and 2000 was 84.7% and 74.5%, respectively. The resulting decline in gross margin occurred primarily from an increase in natural gas costs of $282,000, or 48%, unfavorable absorption of fixed costs due  to  the  lower  revenue  volume,  and  increased  sales  discounting.  In
addition,  the  Company  experienced  increases  of  $86,000  in    workman's
compensation and general insurance, primarily due to rate increases, and $155,000 in depreciation and amortization expense, resulting from a substantial amount of capital improvements made during the current and prior fiscal year. Also, the Company experienced production inefficiencies during part of the second and third fiscal quarters related to installation of a new crystal tank. However, these declines in gross margin were partially offset by significant reductions in manufacturing headcount during the third and fourth quarters of fiscal 2001.

Cost of sales from continuing operations as a percentage of related revenues is expected to decline slightly in fiscal 2002 as compared to fiscal 2001, due to moderately higher projected sales volume available to cover fixed costs, savings from projected lower average manufacturing headcount and other cost controls, partially offset by continued cost increases expected for workman's compensation and health insurance, as well as higher expected depreciation expense resulting from the new crystal tank placed in service March 31, 2001 (see Note 7 to the Consolidated Financial Statements).

Marketing, general and administrative expenses from continuing operations totaled $2.9 million for the year ended June 30, 2001, a decrease of $148,000 compared to the previous fiscal year. Fiscal 2001 expenses included a decrease of $268,000 in sales commissions resulting from the decline in revenues and lower commission rates associated with discounted sales. This decline was partially offset by increased bad debt expense, including additional provisions required for receivables from insolvent companies, and general cost increases. Included in marketing, general and administrative expenses incurred in fiscal 2001 were payroll and related expenses of $1.3 million, commissions to sales representatives of $506,000, legal, accounting and other professional fees of $139,000, and advertising costs of $121,000.

Total marketing, general and administrative expenses from continuing operations are expected to remain constant in fiscal 2002, compared to fiscal 2001, as cost controls are expected to offset higher commissions from increased projected sales volume and other general cost increases.

The Company had no investments and had no gains or losses from investments during fiscal 2001. During fiscal 2000, the Company recorded a net gain on investments of $57,000 consisting of a net realized gain of $55,000 and a net unrealized gain of $2,000. As part of its investment policy, the Company's investment portfolio may include investments in option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and may have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, because losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At June 30, 2001, the Company had no investment positions.

Interest income from continuing operations totaled $221,000 for the fiscal year ended June 30, 2001, an increase of $101,000 from the prior year. The increase was primarily due to interest earned for the entire year on the note receivable from a related party received in conjunction with the sale of Willowbrook Properties' land and construction-in-progress on December 17, 1999.

Interest expense from continuing operations totaled $460,000 and $442,000 for the fiscal years ended June 30, 2001 and 2000, respectively. The increase was primarily due to a large increase in outstanding debt resulting from L.E. Smith's new bank financing and new capital lease obligation (see Notes 10 and 11 to the Consolidated Financial Statements). This increase was significantly offset by $248,000 of interest expense on the Company's IRS debt recorded during fiscal 2000, resulting from the Company's default on this debt, compared to only $27,000 incurred in fiscal 2001 prior to payoff of the debt. The new bank financing consisted of a $3.0 million maximum revolving line of credit and a five-year term note payable of $2,950,000 and was used to (i) payoff L.E. Smith's existing line of credit, term note and interim loan ($2.4 million);
(ii) payoff all of the outstanding principal and accrued interest on the Company's IRS debt ($1,157,000); (iii) fund a majority of the new crystal tank ( $1.8 million); and (iv) provide additional working capital for L.E. Smith.


Interest expense from continuing operations is expected to increase significantly for the year ended June 30, 2002 primarily due to interest on a higher average balance of debt outstanding due to L.E. Smith's new bank financing which closed on October 31, 2000, the Company's new capital lease obligation which began on December 1, 2000 and its new low-interest equipment loan which closed on April 18, 2001. In addition, the Company expects an in-crease in the interest rate on its new bank financing due to its failure to meet certain financial ratios required under the credit agreement. (See Liquidity
and  Capital  Resources    section  and Notes 2, 10 and 11 to the Consolidated
Financial  Statements.)   These expected increases will be partially offset by
the  absence  of  interest  on  the  IRS  debt  in  fiscal  2002.

The Company recorded an income tax benefit from continuing operations of $110,000 for the year ended June 30, 2001, which included state income tax benefits of $105,000 primarily related to L.E. Smith's operations. In fiscal 2000, the Company recorded an income tax provision from continuing operations of $61,000 which included state income tax provisions of $87,000, also primarily related to L.E. Smith's operations. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S.

Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating loss carryforwards are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating loss carryforwards were utilized during fiscal 2001 or 2000. (See Note 8 to the Consolidated Financial Statements.)


DISCONTINUED  OPERATIONS

The Company has included its hotel, real estate development and children's paint manufacturing operations in discontinued operations for the years ended June 30, 2001 and 2000. Revenues from discontinued operations totaled $2.3 million and $2.4 million for the years ended June 30, 2001 and 2000, respectively. The decline in revenues was primarily related to lower occupancy at the Belle Vernon Holiday Inn, resulting partly from the expiration of a long-term contract with a construction company, and increased competition from the restaurant and bar business. The Company recorded net income from discontinued operations of $34,000 in fiscal 2001 compared to $55,000 in fiscal 2000. The decline was primarily due to the absence of a gain on the disposal of Krazy Colors of $26,000, net of income taxes, included in fiscal 2000. The Company was able to sufficiently reduce its costs and expenses at the Belle Vernon Holiday Inn to offset the decline in revenues from the hotel.

The net long-term assets of discontinued operations at June 30, 2001 consisted primarily of land, buildings, and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel. The net current assets of discontinued operations at June 30, 2001 consisted primarily of cash, net of accounts payable and accrued liabilities.


FINANCIAL  CONDITION

Total current assets of the Company decreased $557,000 during fiscal year 2001 to $4.6 million at June 30, 2001. The decrease in current assets during fiscal 2001 was primarily related to a decrease of $562,000 in accounts receivable at June 30, 2001, arising mainly from significantly lower revenues in June 2001 compared to June 2000.

Total assets of $15.5 million at June 30, 2001 reflected an increase of $2.0 million from June 30, 2000. The increase was primarily related to substantial capital improvements of $3.8 million made during fiscal 2001 including the completion of construction-in-progress on L.E. Smith's new crystal tank and oxygen generating facility and $1.0 million of oxygen generating equipment acquired under capital lease; this was partially offset by current year depreciation of $1.1 million, a significant decrease in accounts receivable at June 30, 2001, and a decrease of $162,000 in the note receivable from related party.

Current liabilities increased approximately $2.2 million to $7.6 million at June 30, 2001 primarily due to reclassification of $2,457,000 of long-term debt to current liabilities resulting from the Company's inability to repay overborrowings on its revolving line of credit, which is required to be repaid promptly, and to meet certain financial ratios required under the bank credit agreement. These conditions allow the bank, at its option, to demand immediate payment of the entire outstanding bank debt. The Company's inability to repay the overborrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder. (See Report of Independent Certified Public Accountants and Notes 2 and 10 to the Consolidated Financial Statements.) The Company also had increases in (i) short-term borrowings, used to fund L.E. Smith's operations ($597,000); (ii) current portion of long-term debt related to regularly scheduled payments, resulting primarily from L.E. Smith's new financing ($473,000); and (iii) accounts payable ($293,000), due to cash constraints at June 30, 2001. These increases were significantly offset by decreases including payoff of the IRS debt and related accrued interest on November 1, 2000 ($878,000 and $279,000, respectively) and reimbursement of the CEO's $500,000 deposit on his proposed purchase of NBI Properties. This deposit was reimbursed through a cash refund of $118,000 and application towards (i) the note receivable from a related party ($162,000); (ii) accrued interest thereon ($206,000); and (iii) a miscellaneous receivable from a related party ($14,000).

Long-term liabilities increased approximately $700,000 to $2.1 million at June 30, 2001 primarily resulting from the capital lease obligation incurred during fiscal 2001 for oxygen generating equipment.

Stockholders' equity of $5.8 million at June 30, 2001 decreased $970,000 from June 30, 2000, reflecting the net loss for fiscal 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents decreased slightly during fiscal 2001. Considerable cash outflows for payments on the IRS debt and accrued interest thereon, as well as the new crystal tank and oxygen generating facility were funded by the new financing at L.E. Smith (see Notes 7, 8, and 10 to the Consolidated Financial Statements). Other capital expenditures made during fiscal 2001 were funded by cash flows from operations.

The Company had working capital deficits of $2,953,000 and $206,000 at June 30, 2001 and 2000, respectively. The substantial decrease of $2.7 million in working capital was primarily related to reclassification of $2,457,000 of long-term debt to current liabilities resulting from the Company's inability to repay overborrowings on its revolving line of credit, which is required to be repaid promptly, and to meet certain financial ratios required under the bank credit agreement. These conditions allow the bank, at its option, to demand immediate payment of the entire outstanding bank debt. The Company's inability to repay the overborrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder. (See Report of Independent Certified Public Accountants and Notes 2 and 10 to the Consolidated Financial Statements.)

At June 30, 2000, the Company was in default on its outstanding debt of $878,000 to the IRS. On November 1, 2000, the Company paid the IRS in full and cured its default with funds received from a bank refinancing at L.E. Smith (see Notes 8 and 10 to the Consolidated Financial Statements). The payment totaled $1,157,000 and consisted of the remaining principal balance of $878,000 and cumulative accrued interest of $279,000.

The Company did not have any significant construction-in-progress outstanding at June 30, 2001 and plans to significantly reduce its capital expenditures in fiscal 2002 as compared to prior years.

The Company expects its working capital requirements in the next fiscal year to be met by internally generated funds including interest income on the note receivable from a related party, unscheduled principal payments on the note receivable from a related party and, for L.E. Smith's requirements, short-term borrowings under an existing line of credit. However, as of September 24, 2001, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $400,000. L.E. Smith has not been able to repay the overborrowings on its revolving line of credit which is required to be repaid promptly. In addition, L.E. Smith has not been able to meet certain financial ratios required under the credit agreement. These conditions allow the bank, at its option, to demand immediate payment of the entire outstanding bank debt. The Company's inability to repay the overborrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty, other than the reclassification of the Company's long-term debt to current.

Management has been in discussions with its bank regarding this situation and is working with the bank towards a mutually satisfactory resolution, including a possible restructuring of the terms of its bank debt. The Company plans to repay its overborrowings and improve its financial ratios by increasing revenues and gross profit, conserving cash through cost reductions and controls and significantly reducing its capital expenditures. Revenue decreased significantly in fiscal 2001 primarily due to the downturn in the economy resulting in changing markets served by L.E. Smith, including a decline in demand for pressed glass from traditional customers. In order to better utilize the plant capacity, L.E. Smith has started marketing to medium and large discount department stores. The major challenge for the Company is to combine the higher margin, lower volume specialty and catalog business with a lower margin, higher volume business with more of a mass appeal. To accomplish this, the Company will continue its current marketing efforts directed at the specialty retailers through the existing independent sales representative groups. In addition, the Company will increase its efforts to recruit independent representative groups that target large discount department store chains. The Company is also developing products, using existing molds, specifically designated for mass retailers so as to protect our long-standing customers and sales representative groups. The products selected will be chosen based not only on the desirability of the product but also on the ease of manufacture. Additionally, the Company is currently developing a new sales channel for its manufacturing overruns, accomplished by utilizing the existing direct sales force. Adding a line of lower margin products, selling manufacturing overruns, and cost reductions and controls will help increase the Company's revenues, utilize part of its excess capacity and reduce the overall cost of manufacturing. However, there can be no assurance that the bank will continue to work with the Company towards a mutually satisfactory resolution and not demand immediate payment of all L.E. Smith's outstanding bank debt; nor can there be any assurance that the Company's other note will not be called for immediate payment. Furthermore, there can be no assurance that the Company will be successful in increasing its sales and gross profit. See also Report of Independent Certified Public Accountants and Notes 2 and 10 to the Consolidated Financial Statements.


TAX  LOSS  CARRYFORWARDS

As discussed in Note 8 to the Consolidated Financial Statements, the Company has approximately $64 million of federal tax loss carryforwards. A valuation allowance of approximately $24 million has been established for the net deferred tax assets arising from the tax loss carryforwards because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized. Section 382 of the Internal Revenue Code would materially limit the amount of net operating loss carryforwards available for use in any single year if the Company were to experience a change of ownership as defined by Section 382. In addition, the Company has a Pennsylvania net operating tax loss carryforward of approximately $1.1 million expiring in fiscal 2011.


ADOPTION  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, amended by SFAS No. 137 and SFAS No. 138, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge
accounting.   The  key  criterion  for  hedge  accounting  is that the hedging relationship must be highly  effective in achieving offsetting changes in fair
value  or  cash  flows.   The Company adopted SFAS No. 133, as amended by SFAS
No. 137 and 138, as of July 1, 2000. The adoption of these statements has had no material impact on the consolidated financial statements.

In June 2001, the FASB finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No.
142. This Statement is effective July 1, 2002 for the Company. The Company believes the adoption of these Statements will have no material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for the Company. The Company believes the adoption of this Statement will have no material impact on its consolidated financial statements.

ITEM  7.    CONSOLIDATED  FINANCIAL  STATEMENTS



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors  and  Stockholders  of  NBI,  Inc.



We have audited the accompanying consolidated balance sheet of NBI, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBI, Inc. and subsidiaries at June 30, 2001, and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not been able to repay overborrowings on its revolving line of credit or meet certain financial ratios required under the bank credit agreement which allows the bank, at its option, to demand immediate payment of the entire outstanding bank debt. This also causes the Company's other note payable to be subject to immediate demand, at the option of the holder. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty other than the reclassification of the Company's long-term debt to current.



                                     /s/  BDO  Seidman,  LLP
                                     BDO  Seidman,  LLP





Denver,  Colorado
August  24,  2001

                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2001
                   (Amounts in thousands, except share data)

                                      ASSETS
                                      ------

Current assets:
 Cash and cash equivalents                                               $    28
 Accounts receivable, less allowance for doubtful accounts of $229         1,131
 Inventories, net                                                          2,925
 Prepaid state income taxes                                                   61
 Other current assets                                                        272
 Short-term deferred income taxes                                             80
 Net current assets of discontinued operations                               105
                                                                         --------
    Total current assets                                                   4,602

Property, plant and equipment, net                                         6,895
Note receivable from related party                                         2,538
Other assets, net                                                             36
Net long-term assets of discontinued operations                            1,413
                                                                         --------
                                                                         $15,484
                                                                         ========


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable              $ 5,475
 Current portion of capital lease obligation                                  32
 Accounts payable                                                          1,515
 Accrued liabilities and other                                               533
                                                                         --------
   Total current liabilities                                               7,555
Long-term liabilities:
 Capital lease obligation                                                    985
 Deferred income taxes                                                        81
 Postemployment disability benefits                                          138
 Deferred gain from sale of discontinued operation, net of taxes             881
                                                                         --------

   Total liabilities                                                       9,640
                                                                         --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares
  authorized; 507,421 shares of Series A Cumulative Preferred
  Stock issued and outstanding (liquidation preference value of $5,074)        5
 Capital in excess of par value - preferred stock                          4,380
 Common stock - $.01 par value (20,000,000 shares
  authorized; 10,130,520 shares issued)                                      101
 Capital in excess of par value - common stock                             6,566
 Accumulated deficit                                                      (4,340)
                                                                         --------
                                                                           6,712
 Treasury stock, at cost (2,027,200 shares)                                 (868)
                                                                         --------
   Total stockholders' equity                                              5,844
                                                                         --------
                                                                         $15,484
                                                                         ========



     See accompanying Report of Independent Certified Public Accountants and
                   Notes to Consolidated Financial Statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years Ended June 30, 2001 and 2000
                 (Amounts in thousands, except per share data)




                                                               2001      2000
                                                               ----      ----




Revenues:
 Sales                                                       $13,499   $15,271
                                                             --------  --------

Costs and expenses:
 Cost of sales                                                11,440    11,373
 Marketing, general and administrative                         2,916     3,064
                                                             --------  --------
                                                              14,356    14,437
                                                             --------  --------

Income (loss) from operations                                   (857)      834
                                                             --------  --------

Other income (expense):
 Interest income                                                 221       120
 Net gain on investments                                          --        57
 Other income and expense, net                                   (18)        2
 Interest expense                                               (460)     (442)
                                                             --------  --------
                                                                (257)     (263)
                                                             --------  --------
Income (loss) from continuing operations before
  provision for income taxes                                  (1,114)      571
Income tax benefit (expense)                                     110       (61)
                                                             --------  --------
Income (loss) before discontinued operations                  (1,004)      510
Income from discontinued operations, net of income tax
  benefit of $14 in 2001 and provision of $30 in 2000             34        55
                                                             --------  --------

Net income (loss)                                               (970)      565

Dividend requirement on preferred stock                         (512)     (513)
                                                             --------  --------

Income (loss) attributable to common stockholders            $(1,482)  $    52
                                                             ========  ========


Income (loss) per common share - basic and diluted:

 Income (loss) before discontinued operations                $  (.19)  $    --
 Income from discontinued operations                             .01       .01
                                                             --------  --------
 Net income (loss)                                           $  (.18)  $   .01
                                                             ========  ========


Weighted Average Common Shares and Equivalents:

 Basic and diluted                                             8,103     8,103
                                                             ========  ========







    See accompanying Report of Independent Certified Public Accountants and
                  Notes to Consolidated Financial Statements.

                                   NBI, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years Ended June 30, 2001 and 2000
                   (Amounts in thousands, except share data)




                           Preferred Stock            Common Stock
                       ----------------------  ------------------------
                                      Capital                    Capital
                       Number  (Par  in Excess   Number   (Par  in Excess
                         of    Value   of Par      of     Value   of Par  Accumulated  Treasury
                       Shares  $.01)   Value     Shares   $.01)   Value     Deficit     Stock     Total
                       ------- -----  -------  ---------  -----  -------  -----------  --------  -------

Balance July 1, 1999   500,000  $ 5   $4,562   10,115,520  $101  $6,561    $(3,935)     $(868)    $6,426

Issued under Employee
  Stock Option Plan         --   --       --       15,000    --       5         --         --          5

Preferred dividends:
    - paid in-kind       7,421   --       --           --    --      --         --         --         --
    - paid in cash          --   --     (182)          --    --      --         --         --       (182)

Net income                  --   --       --           --    --      --        565         --        565
                       ------- -----  -------  ----------- ----- -------   --------     ------    -------

Balance June 30, 2000  507,421    5    4,380   10,130,520   101   6,566     (3,370)      (868)     6,814

Net loss                    --   --       --           --    --      --       (970)        --       (970)
                       ------- -----  -------  ----------- ----- -------   --------     ------    -------

Balance June 30, 2001  507,421 $  5   $4,380   10,130,520  $101  $6,566    $(4,340)     $(868)    $5,844
                       ======= =====  =======  =========== ===== =======   ========     ======    =======







              See accompanying Report of Independent Certified Public Accountants and
                            Notes to Consolidated Financial Statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2001 and 2000
                             (Amounts in Thousands)





                                                             2001      2000
                                                           --------  -------

Cash flows from operating activities:

Net income (loss)                                          $  (970)  $   565

Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:

 Depreciation and amortization                               1,164       997
 Provision for bad debts and returns                            86        37
 Reduction of inventory provisions                             (47)      (23)
 Loss on sales of property and equipment                        21        --
 Net unrealized gain on trading securities                      --        (2)
 Deferred income taxes                                        (133)       14
 Other                                                         (15)      (16)
 Changes in assets -- decrease (increase):
  Trading securities                                            --        38
  Accounts receivable                                          512      (486)
  Inventories                                                  121         6
  Prepaid state income taxes                                   (38)       23
  Other current assets                                        (107)      130
  Other assets                                                  --        (3)
 Changes in liabilities -- (decrease) increase:
  Accounts payable and accrued liabilities                    (203)     (214)
  Income taxes payable                                         (43)      (14)
                                                           --------  --------

    Net cash flow provided by operating activities             348     1,052
                                                           --------  --------


Cash flows from investing activities:

 Proceeds from sale of land and construction-in-progress,
  net of selling expenses                                       --       552
 Receipt (refund) of deposit on sale of hotel                 (118)      500
 Proceeds from sales of property and equipment                   4        --
 Purchases of property and equipment                        (2,730)   (1,388)
                                                           --------  --------

    Net cash flow used in investing activities              (2,844)     (336)
                                                           --------  --------


                                (continued on following page)




    See accompanying Report of Independent Certified Public Accountants and
                  Notes to Consolidated Financial Statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended June 30, 2001 and 2000
                            (Amounts in Thousands)




                                                                   2001      2000
                                                                 --------  --------

Cash flows from financing activities:

 Collections on notes receivable                                       9       22
 Dividends paid on preferred stock                                    --     (182)
 Proceeds from stock option exercises                                 --        5
 Loan costs paid                                                     (39)      --
 Proceeds from new line of credit, term loans and interim loan     6,050       --
 Payoff of existing line of credit, term loan and interim loan    (2,406)      --
 Payments on notes payable and line of credit from CEO              (361)    (255)
 Net borrowings on line of credit                                     86      329
 Payments on IRS debt                                               (878)    (900)
 Payments on capital lease obligation                                (19)      --
                                                                 --------  -------

    Net cash flow provided by (used in) financing activities       2,442     (981)
                                                                 --------  -------

Net decrease in cash and cash equivalents                            (54)    (265)

Less change in cash and cash equivalents included
 in net assets of discontinued operations                             49      (13)

Cash and cash equivalents at beginning of year                        33      311
                                                                 --------  -------

Cash and cash equivalents at end of year                         $    28   $   33
                                                                 ========  =======


Supplemental disclosures of cash flow information:

Interest paid                                                    $   739   $  297
                                                                 ========  =======
Income taxes paid                                                $    91   $  118
                                                                 ========  =======
Equipment acquisition under capital lease                        $ 1,036   $   --
                                                                 ========  =======
Noncash purchases of property, plant and equipment
  included in accounts payable at end of year                    $   114   $   89
                                                                 ========  =======
Noncash issuance of note receivable for sale of land and
  construction-in-progress                                       $    --   $2,700
                                                                 ========  =======
Application of remaining deposit on sale of hotel towards
  note receivable from related party, accrued interest thereon,
  and other miscellaneous receivable                             $   382   $   --
                                                                 ========  =======
Deferred gain recorded from sale of discontinued
  operation, net of taxes                                        $    --   $  881
                                                                 ========  =======

Preferred stock dividends paid in-kind                           $    --   $   70
                                                                 ========  =======





      See accompanying Report of Independent Certified Public Accountants and
                    Notes to Consolidated Financial Statements.

                                   NBI, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2001 and 2000


1.     Summary  of  Significant  Accounting  Policies
       -----------------------------------------------

BUSINESS DESCRIPTION: With the discontinuance of its NBI Properties, Inc.'s hotel operations, Willowbrook Properties, Inc.'s real estate development operations and Krazy Colors, Inc.'s children's paint manufacturing operations (see Note 3), the Company's continuing operations are solely in the glass manufacturing industry. The glass manufacturer sells its glass products primarily to traditional and specialty retailers throughout the United States, as well as to manufacturers/wholesalers, the food service market and through an on-site retail store. The Company's glass manufacturing operation is located in southwestern Pennsylvania.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 80% owned children's paint manufacturing subsidiary. All significant intercompany accounts, transactions and profits have been eliminated. The Company records the minority interest in consolidated net assets equal to the minority's percentage ownership in the net assets of the subsidiary entity, to the extent the minority interest is positive. At June 30, 2001, the minority interest in the children's paint manufacturing subsidiary was a deficit balance and accordingly, was limited to zero. The minority's share of income (losses) is shown as a separate component of consolidated net income, if significant. In addition, the minority's share of losses are recorded only until the minority interest in the net assets of the subsidiary has been reduced to zero.

USE OF ESTIMATES: Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates or assumptions affect reported amounts of assets, liabilities, revenue and expenses as reflected in the consolidated financial statements. Actual results could differ from those estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Unless otherwise specified, the Company believes the book value of financial instruments approximates their fair value.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, amended by SFAS No. 137 and SFAS No. 138, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and 138, as of July 1, 2000. The adoption of these statements has had no material impact on the consolidated financial statements.

In June 2001, the FASB finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No.
142. This Statement is effective July 1, 2002 for the Company. The Company believes the adoption of these Statements will have no material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for the Company. The Company believes the adoption of this Statement will have no material impact on its financial statements.

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

INVENTORIES: Inventories are stated at the lower of cost (at standard which approximates the first-in, first-out method) or market and were comprised of the following amounts which are presented net of reserves totaling $380,000:


                      June 30,
                       2001
                       ----
                (Amounts in thousands)

Raw Materials         $  618
Work in Process          590
Finished Goods         1,717
                      ------
                      $2,925
                      ======




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

PROPERTY, PLANT AND EQUIPMENT: Capital assets are recorded at cost or at the net present value for equipment under capital leases, and are depreciated on a straight-line basis over the following lives:



Asset Type                           Life
-----------------------------------  ----------

Buildings and building improvements  7-25 years
Machinery and equipment              3-20 years
Office furniture and fixtures        5-10 years



STOCK OPTION PLAN: The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan. Under APB No. 25, no compensation cost has been recognized for stock options granted, as the option price equals or exceeds the market price of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

REVENUE RECOGNITION: Revenue from sales of products is recognized when title passes, generally when the goods are shipped, except for goods shipped on consignment. Revenue is recognized from products shipped on consignment when the consignee sells the goods. Freight charges billed to customers are included in revenue.

ADVERTISING COSTS: Advertising expense from continuing operations was $121,000 and $186,000 for the years ended June 30, 2001 and 2000, respectively.

INCOME TAXES: The Company accounts for income taxes in conformity with SFAS No. 109. Under the provisions of SFAS No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences which result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

NET INCOME (LOSS) PER SHARE: NBI, Inc. calculates earnings per share in accordance with SFAS No. 128, which provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company (see Note 18).

COMPREHENSIVE INCOME (LOSS): The Company applies SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distribution to owners. For the years ended June 30, 2001 and 2000, the Company had no items of comprehensive income other than net income (loss); therefore, a separate statement of comprehensive income has not been presented for these periods.

RECLASSIFICATIONS AND ADJUSTMENTS: Beginning in the fourth quarter of fiscal 2001, freight charges billed to customers which were previously treated as a reduction of freight costs and included in cost of sales have been reclassified as an addition to sales revenue. The financial statements have been restated to conform to this presentation. Total freight charges billed to customers totaled $226,000 and $267,000 for the years ended June 30, 2001 and 2000, respectively. Certain other items in the 2000 financial statements have been reclassified to conform to the 2001 manner of presentation.


2.    Going  Concern  and  Management's  Plan
      ---------------------------------------

As of September 24, 2001, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $400,000 (unaudited). L.E. Smith has not been able to repay the overborrowings on its revolving line of credit which is required to be repaid promptly. In addition, L.E. Smith has not been able to meet certain financial ratios required under the credit agreement. These conditions allow the bank, at its option, to demand immediate payment of the entire outstanding bank debt. The Company's inability to repay the overborrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty, other than the reclassification of the Company's long-term debt to current.

Management has been in discussions with its bank regarding this situation and is working with the bank towards a mutually satisfactory resolution, including a possible restructuring of the terms of its bank debt. The Company plans to repay its overborrowings and improve its financial ratios by increasing revenues and gross profit, conserving cash through cost reductions and controls and significantly reducing its capital expenditures. Revenue decreased significantly in fiscal 2001 primarily due to the downturn in the economy resulting in changing markets served by L.E. Smith, including a decline in demand for pressed glass from traditional customers. In order to better utilize the plant capacity, L.E. Smith has started marketing to medium and large discount department stores. The major challenge for the Company is to combine the higher margin, lower volume specialty and catalog business with a lower margin, higher volume business with more of a mass appeal. To accomplish this, the Company will continue its current marketing efforts directed at the specialty retailers through the existing independent sales representative groups. In addition, the Company will increase its efforts to recruit independent representative groups that target large discount department store chains. The Company is also developing products, using existing molds, specifically designated for mass retailers so as to protect our long-standing customers and sales representative groups. The products selected will be chosen based not only on the desirability of the product but also on the ease of manufacture. Additionally, the Company is currently developing a new sales channel for its manufacturing overruns, accomplished by utilizing the existing direct sales force. Adding a line of lower margin products, selling manufacturing overruns, and cost reductions and controls will help increase the Company's revenues, utilize part of its excess capacity and reduce the overall cost of manufacturing. However, there can be no assurance that the bank will continue to work with the Company towards a mutually satisfactory resolution and not demand immediate payment of all L.E. Smith's outstanding bank debt; nor can there be any assurance that the Company's other note will not be called for immediate payment. Furthermore, there can be no assurance that the Company will be successful in increasing its sales and gross profit. (See Note 10.)


3.    Discontinued  Operations
      ------------------------

On December 31, 1998, the Company established a plan to dispose of its Krazy Colors operation due to continuing losses incurred by the operation, as well as the business' inability to sustain long-term customers. On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiaries, NBI Properties and Willowbrook Properties, in order to pay the IRS debt due on December 31, 1999 (see Notes 8 and 20). Therefore, the Company has discontinued its hotel, real estate development and children's paint manufacturing operations, and it has separately reported the income or loss from these segments as discontinued operations for the years ended June 30, 2001 and 2000 as follows:


                                               Children's
                                                 Paint       Hotel    Real Estate
                                             Manufacturing Operations Development  Total
                                             ------------- ---------- ----------- --------
                                                    (Amounts  in  thousands)
Fiscal Year 2001:
-----------------

 Revenues from discontinued operations             $--       $2,283       $--      $2,283
                                                   ====      =======      ====     =======

 Income from discontinued operations
   before income taxes                             $--       $   20       $--      $   20
 Income tax benefit                                 --           14        --          14
                                                   ----      -------      ----     -------
 Income from discontinued operations                --           34        --          34
 Gain on disposal, net of income taxes             $--           --        --          --
                                                   ----      -------      ----     -------
 Net income from discontinued operations           $--       $   34       $--      $   34
                                                   ====      =======      ====     =======

Fiscal Year 2000:
-----------------

 Revenues from discontinued operations             $21       $2,423       $--      $2,444
                                                   ====      =======      ====     =======

 Income (loss) from discontinued operations
   before income taxes                             $--       $   47       $(1)     $   46
 Income tax provision                               --          (17)       --         (17)
                                                   ----      -------      ----     -------
 Income (loss) from discontinued operations         --           30        (1)         29
 Gain on disposal, net of income tax
   provision of $13,000                             26           --        --          26
                                                   ----      -------      ----     -------
 Net income (loss) from discontinued operations    $26       $   30       $(1)     $   55
                                                   ====      =======      ====     =======




The disposal of the children's paint manufacturing operation was substantially complete as of September 30, 1999.

On December 17, 1999, the Company sold a majority of the assets of its real estate development, consisting of land and construction-in-progress, to an entity which is 100% owned and controlled by its CEO. The Company intends to sell all of the capital stock of NBI Properties to an entity which is also 100% owned and controlled by its CEO (see Note 20). The Company recorded a deferred gain on the sale of the real estate development during the second quarter of fiscal 2000 (see Notes 13 and 20) and expects a significant gain overall from the discontinued operations of the hotel, and therefore, no amount has been recorded related to these disposals; the gain will be recognized when realized.

The net long-term assets of discontinued operations at June 30, 2001 consisted primarily of land, buildings and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable by the hotel (see Note 15). The net current assets of discontinued operations at June 30, 2001 consisted primarily of cash, net of accounts payable and accrued liabilities.


4.     Investments  in  Securities
       ---------------------------

The Company held no investments and had no gains or losses from investments during fiscal 2001. During the year ended June 30, 2000, all of the Company's securities were classified as trading securities; no securities were classified as held-to-maturity or available-for-sale. The Company recorded a net realized gain of $55,000 and a net unrealized gain of $2,000 on investments for the year ended June 30, 2000.

As part of its investment policies, the Company's investment portfolio may include option instruments and may include a concentrated position in one or more securities. As a result of this, the financial results may fluctuate significantly and have larger fluctuations than with a more diversified portfolio. In addition, the Company may invest in short-sale transactions of trading securities. Short-sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase. At June 30, 2001, the Company had no investment positions.


5.     Other  Current  Assets
       ----------------------

Included in other current assets totaling $272,000 at June 30, 2001, was a good faith deposit of $50,000 related to a pending master license agreement on a new business venture (see Note 21). Also included was restricted cash of $6,000, representing amounts held in trust for payments under self-insurance plans.


6.     Note  Receivable  from  Related  Party
       --------------------------------------

In conjunction with the sale of Willowbrook Properties' land and construction-in-progress (see Notes 3 and 20), on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from an entity which is 100% owned and controlled by NBI's CEO. The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 7.125% determined at December 31, 2000 for all of calendar 2001, and to be redetermined each succeeding December 31 for the following calendar year's rate. The note is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006. In June 2001, the Company applied $162,000 of a deposit received from the Company's CEO related to NBI's pending sale of all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by NBI's CEO against the note receivable (see
Note  20).


7.     Property,  Plant  and  Equipment
       --------------------------------


                                             June 30,
                                               2001
                                               ----
                                      (Amounts in thousands)


Land                                         $   144
Buildings                                      1,677
Machinery and equipment                        7,501
Machinery and equipment under capital lease    1,036
Office furniture and fixtures                    135
Construction in-progress                          34
                                             -------
                                              10,527
Accumulated depreciation and amortization     (3,632)
                                             -------
                                             $ 6,895
                                             =======




On March 31, 2001, L.E. Smith placed in service a new crystal tank for its manufacturing facility. The crystal tank cost $2,109,000 and has an estimated useful life of 20 years with major refurbishments costing approximately $500,000 required every seven years. The tank was financed through a portion of the proceeds from a five-year bank note payable and working capital. In addition, on April 18, 2001, the Company closed on a low interest machinery and equipment loan from the Pennsylvania Department of Community and Economic Development which was used to pay the final costs on the tank. (See Note 10).

Total depreciation and amortization expense for property, plant and equipment from continuing operations was $954,000 and $801,000 for the years ended June 30, 2001 and 2000, respectively. The Company estimates that it will cost approximately $8,000 to complete the outstanding construction in-progress, all of which is expected to be completed during fiscal 2002.

 8.     Income  Taxes
        -------------

IRS  Debt:
----------
At June 30, 2000, the Company was in default on its outstanding debt of $878,000 to the IRS. On November 1, 2000, the Company paid the IRS in full and cured its default with funds received from a bank refinancing at L.E. Smith (see Note 10). The payment totaled $1,157,000 and consisted of the remaining principal balance of $878,000 and cumulative accrued interest of $279,000.

Income  Tax  Provision  and  Deferred  Income  Taxes:
-----------------------------------------------------
For the years ended June 30, 2001 and 2000, the benefit (provision) for income taxes was included in the consolidated statements of operations as follows:



                                             2001   2000
                                             ----   ----
                                        (Amounts in thousands)

 Continuing operations benefit (provision)    $110  $(61)
 Discontinued operations benefit (provision)    14   (30)
                                              ----  -----

                                              $124  $(91)
                                              ====  =====



The benefit (provision) for income taxes from continuing operations for the years ended June 30, 2001 and 2000 consisted of:


                        2001   2000
                        ----   ----
                   (Amounts in thousands)
 Federal:
      Current           $ --   $ --
      Deferred             5     26
                        -----  -----
                           5     26
                        -----  -----
 State and other:
      Current             (5)   (72)
      Deferred           110    (15)
                        -----  -----
                         105    (87)
                        -----  -----

 Total                  $110   $(61)
                        =====  =====




In accordance with fresh-start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the United States Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. The Company utilized no amounts of pre-reorganization net operating loss carryforwards in fiscal 2001 or 2000.

The reconciliation of income taxes from continuing operations at the U.S. federal statutory tax rate to the effective tax rate for the years ended June 30, 2001 and 2000 are as follows:


                                                                  2001     2000
                                                                  ----     ----
                                                              (Amounts in thousands)

 Federal tax benefit (expense) computed at 34% on
    income from continuing operations before
    provision for income taxes                                    $ 379   $(194)
 State tax benefit (expense), net of federal benefit                 69     (57)
 Change in the balance of the valuation
    allowance for deferred tax assets and other                    (338)    190
                                                                  ------  ------

 Benefit (provision) for income taxes from continuing operations  $ 110   $ (61)
                                                                  ======  ======


Significant components of the Company's deferred tax assets and liabilities as of June 30, 2001 were as follows:



                                                                  June 30, 2001
                                                         -----------------------------
                                                         Current  Noncurrent   Total
                                                         -------  ---------- ---------
                                                            (Amounts in thousands)
 Deferred tax assets:
   Net operating loss carryforwards                       $  20   $ 21,804   $ 21,824
   Capital loss carryforwards                                --      1,879      1,879
   Reserve provisions and other                             354         --        354
   Sale of a majority of Willowbrook Properties' assets      --        313        313
   Other - net                                               --         99         99
                                                          ------  ---------  ---------
     Total deferred tax assets                              374     24,095     24,469

   Valuation allowance for deferred tax assets             (294)   (23,294)   (23,588)
                                                          ------  ---------  ---------

 Deferred tax assets, net of valuation allowance             80        801        881

 Less deferred tax liabilities:
   Fixed asset depreciation/basis differences                --       (882)      (882)
                                                          ------  ---------  ---------

 Net deferred tax asset (liability)                       $  80   $    (81)  $     (1)
                                                          ======  =========  =========



The net change in the valuation allowance was an increase of $897,000 for the year ended June 30, 2001, and a decrease of $455,000 for the year ended June 30, 2000. The valuation allowance of $23,588,000 at June 30, 2001 was established because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

The federal net operating tax loss carryforwards at June 30, 2001 totaled $63.9 million and expire in fiscal years 2004 through 2021. Section 382 of the Internal Revenue Code would materially limit the amount of net operating loss carryforwards available for use in any single year if the Company were to experience a change of ownership as defined by Section 382. The capital loss carryforwards at June 30, 2001 totaled $5.5 million and expire in fiscal years 2003 through 2005. In addition, in fiscal 2001 the Company generated a Pennsylvania net operating tax loss carryforward of approximately $1.1 million expiring in fiscal year 2011.


9.     Accrued  Liabilities  and  Other
       --------------------------------

                                         June 30,
                                           2001
                                           ----
                                  (Amounts in thousands)


 Accrued interest                           $ 29
 Payroll and related benefits and taxes      332
 Liabilities under previously self-insured
    health and other benefit plans            76
 Other                                        96
                                            ----

                                            $533
                                            ====




10.     Notes  Payable  and  Short-term  Borrowings
        -------------------------------------------

On October 3, 2000, the Company closed on an interim loan of $300,000 with a new bank. The proceeds were used to fund a progress payment on the new crystal tank until the long-term bank financing could be completed. On October 31, 2000, the Company closed on new long-term bank financing for L.E. Smith consisting of a $3.0 million revolving line of credit and a five-year term note payable of $2,950,000. The proceeds were used to (i) payoff L.E. Smith's existing line of credit, term note and interim loan; (ii) payoff all of the outstanding principal and accrued interest on the Company's IRS debt; (iii) fund a majority of a new crystal tank for L.E. Smith; and (iv) provide additional working capital for L.E. Smith. In addition, on April 18, 2001, the Company closed on a $400,000 low interest machinery and equipment loan from the Pennsylvania Department of Community and Economic Development which was used to pay the final costs on the new crystal tank.

The following summarizes the Company's notes payable and short-term borrowings outstanding at:



                                                                                          June 30,
                                                                                            2001
                                                                                            ----
                                                                                   (Amounts in thousands)


Revolving bank credit note of $3,000,000, due November 30, 2002, interest at bank's prime rate (6.75% at June 30, 2001) less 1/2% to the bank's prime rate plus 1%, depending upon attainment of certain financial ratios as defined in the agreement; collateralized by a first security interest in all accounts receivable,
  inventories, personal property and all of the capital stock of L.E. Smith.              $2,415

Bank term note payable in variable monthly installments including interest at bank's prime rate (6.75% at June 30, 2001) less 1/2% to the bank's prime rate plus
  1%, depending upon the attainment of certain financial ratios, with the outstanding principal balance plus accrued interest due in full on November 30, 2005.  The note
  is cross-collateralized with L.E. Smith's revolving bank credit note.                    2,672

Note payable from the Pennsylvania Department of Community and Economic
  Development, monthly installments of $8,000 including interest at 5.25% unless
  L.E. Smith fails to create and maintain a specified number of manufacturing jobs by April 18, 2004; collateralized by a second security interest in all of L.E. Smith's accounts receivable, inventories, intangibles, personal and real property;
  guaranteed by NBI.                                                                         388
                                                                                          ------

Total notes payable and short-term borrowings - all current                               $5,475
                                                                                          ======




The glass manufacturing company's revolving bank credit note and term note are subject to a credit agreement which contains covenants requiring maintenance of a minimum debt service coverage ratio and minimum tangible net worth. In addition, it prohibits certain activities of the glass manufacturing company without the bank's approval, including creation of debt or liens, payments of dividends, granting loans or making certain investments and participation in any mergers, acquisitions, or ownership changes. Also, the agreement limits the amount of L.E. Smith's capital expenditures and dispositions of assets not in the ordinary course of business.

As of September 24, 2001, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $400,000 (unaudited). L.E. Smith has not been able to repay the overborrowings on its revolving line of credit which is required to be repaid promptly. In addition, L.E. Smith has not been able to meet certain financial ratios required under the credit agreement. These conditions allow the bank, at its option, to demand immediate payment of the entire outstanding bank debt. The Company's inability to repay the over-borrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty, other than the reclassification of the Company's long-term debt to current.

Management has been in discussions with its bank regarding this situation and is working with the bank towards a mutually satisfactory resolution, including a possible restructuring of the terms of its bank debt. The Company plans to repay its overborrowings and improve its financial ratios by increasing revenues and gross profit, conserving cash through cost reductions and controls and significantly reducing its capital expenditures. Revenue decreased significantly in fiscal 2001 primarily due to the downturn in the economy resulting in changing markets served by L.E. Smith, including a decline in demand for pressed glass from traditional customers. In order to better utilize the plant capacity, L.E. Smith has started marketing to medium and large discount department stores. The major challenge for the Company is to combine the higher margin, lower volume specialty and catalog business with a lower margin, higher volume business with more of a
mass  appeal.    To  accomplish  this,  the  Company will continue its current marketing  efforts  directed  at  the specialty retailers through the existing
independent  sales  representative  groups.    In  addition,  the Company will
increase  its efforts to recruit independent representative groups that target
large  discount  department  store  chains.    The  Company is also developing
products, using existing molds, specifically designated for mass retailers so as to protect our long-standing customers and sales representative groups. The products selected will be chosen based not only on the desirability of the product but also on the ease of manufacture. Additionally, the Company is currently developing a new sales channel for its manufacturing overruns, accomplished by utilizing the existing direct sales force. Adding a line of lower margin products, selling manufacturing overruns, and cost reductions and controls will help increase the Company's revenues, utilize part of its excess capacity and reduce the overall cost of manufacturing. However, there can be no assurance that the bank will continue to work with the Company towards a mutually satisfactory resolution and not demand immediate payment of all L.E. Smith's outstanding bank debt; nor can there be any assurance that the Company's other note will not be called for immediate payment. Furthermore, there can be no assurance that the Company will be successful in increasing its sales and gross profit. (See Note 2.)

At June 30, 2001, the scheduled principal maturities of notes payable and short-term borrowings for the subsequent fiscal years ending June 30 are: 2002
-  $3,018,000;  2003  -  $643,000; 2004 - $689,000; 2005- $736,000; and 2006 -
$389,000.

See  also  Note 15 regarding notes payable related to discontinued operations.


11.     Capital  Lease  Obligation
        --------------------------

During fiscal 2001, L.E. Smith built an oxygen generating facility costing approximately $213,000. In conjunction with this facility, the Company entered into an equipment lease effective September 20, 2000. The contract includes monthly lease payments of approximately $11,000 beginning December 1, 2000. In addition, the contract provides for monthly maintenance fees and fixed pricing for all of L.E. Smith's other liquid oxygen requirements. (See
Note 15.) The initial term of the equipment lease expires on November, 30, 2015 and provides for optional successive 24-month terms. This lease qualifies as a capital lease; therefore, the Company has recorded machinery and equipment and a corresponding capital lease obligation equal to the present value of the total lease payments.

The future maturities of the minimum lease payments under the capital lease obligation are as follows:


     Years Ending June 30,
     ---------------------
         2002                                            $  129
         2003                                               129
         2004                                               129
         2005                                               129
         2006                                               129
         Thereafter                                       1,208
                                                         -------

     Total future minimum lease payments                  1,853

     Less amounts representing interest                    (836)
                                                         -------

     Present value of future minimum lease payments       1,017

     Less current portion of capital lease                  (32)
                                                         -------

     Long-term portion of capital lease                  $  985
                                                         =======


At June 30, 2001, property, plant and equipment included equipment under capital lease obligations with a cost of $1,036,000 and accumulated amortization of $40,000.



12.     Postemployment  Benefits
        ------------------------

The Company provides health care, life insurance, and disability benefits for eligible active employees. SFAS No. 112 requires the Company to accrue the expected costs of these benefits over the employee service period. The

Company's current health, life insurance and disability benefits are fully insured. Accordingly, the Company has no further liability and no accrual is needed. However, the Company previously had a disability benefit plan that was self-insured, under which payments are still being made. In accordance with SFAS No. 112, the Company previously accrued the present value of the expected payments discounted at 10%. The expected payments were calculated based upon the earlier of the expected duration of each individual's disability or the time remaining until the individual reaches the age of 65, at which time the benefits cease. The total liability for post-employment benefits outstanding at June 30, 2001 was $155,000, of which $138,000 was classified as long-term.


13.     Deferred  Gain  from  Sale  of  Discontinued  Operation
        -------------------------------------------------------

On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale were previously approved at NBI's Annual Meeting of Stockholders held on December 16, 1999. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of approximately $48,000 and net of approximately
$40,000  of  related  income  taxes.    (See  Notes  3,  6  and  20.)


14.     Employee  Benefit  Plans
        ------------------------

The Company has contributory savings and retirement 401(k) plans for a majority of its employees in its continuing operations. An employee may elect to contribute up to 15% of their compensation during each plan year, subject to the maximum allowed by the IRS. The Company's contributions to the union employees' plan is governed by a union labor contract. Under the terms of the L.E. Smith Glass Company's Union Contract, the employer's current contribution rate is $.20 per hour worked for eligible employees with less than ten years of services and $.30 per hour worked for eligible employees with ten or more years of service. The Company's contributions to its other plans are determined by the Board of Directors. Effective June 1, 2001, the L.E. Smith Glass Company's Non-Union 401(K) Plan employer contribution rate changed from 4% to 2% of the employee wages. No liability exists for any future contributions, except as may subsequently be determined by the Board of Directors. The contributions expense from continuing operations for these plans totaled $119,000 and $129,000 for the years ended June 30, 2001 and 2000, respectively.


15.     Commitments  and  Contingencies
        -------------------------------

Lease  Commitments:
-------------------

During fiscal 2001, L.E. Smith built an oxygen generating facility costing approximately $213,000. In conjunction with this facility, the Company entered into an equipment lease effective September 20, 2000 (see Note 11). The contract includes monthly maintenance fees of approximately $4,000 beginning December 1, 2000. In addition, the contract also provides for the delivery of liquid oxygen, for the Company's other oxygen needs, with no minimum volume requirements and based on an initial price of $.25 per 100 standard cubic feet, subject to semiannual adjustments based on various product delivery indicies. The oxygen generating facility is expected to significantly reduce L.E. Smith's ongoing liquid oxygen requirements. The initial term of the equipment lease expires on November 30, 2015 and provides for optional successive 24-month terms.

The Company leases various other office facilities and equipment for its continuing operations which have expiration dates that extend through July 2005. Total rental expense for continuing operations was $129,000 and $123,000 for the years ended June 30, 2001 and 2000, respectively.

The  future  minimum  rental  commitments  for  continuing  operations  under
non-cancellable  leases,  are:  2002  -  $118,000;    2003  - $106,000, 2004 -
$82,000;  2005  -  $71,000;  2006  -  $53,000  and  thereafter  -  $500,000.

Other  Commitments  and  Contingencies  -  Discontinued  Operations:
--------------------------------------------------------------------

The  hotel  has  an outstanding bank mortgage note payable of $911,000 at June
30, 2001, of which $884,000 was included in net long-term assets from discontinued operations. Principal and interest at 8.85% is payable in monthly installments of $9,000 until June 30, 2002. On July 1, 2002, the interest rate changes to the five-year U.S. Treasury rate plus 2.7%. The note is due in full on July 1, 2007 and is collateralized by a first security interest in the hotel's assets and is guaranteed by NBI. The hotel's bank mortgage note contains a covenant requiring maintenance of a minimum cash flow to debt service ratio. In addition, it prohibits certain activities of the hotel without the bank's approval, including the creation of debts or liens, sales of assets and participation in any mergers or acquisitions. The Company is in compliance with all of the covenants on this loan.

The Company's hotel operation leases the land supporting its hotel, under an operating lease expiring in the year 2026, with an option to extend for an additional 25 years. The monthly lease payments are based upon 3% of room and related revenue and 1% of other revenues of the hotel, with a minimum annual rental of $8,000.


16.     Stockholders'  Equity
        ---------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At June 30, 2001, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at June 30, 2001. At June 30, 2001, 1,000,000 registered common stock purchase warrants at $1.20 per share issued in conjunction with the Company's preferred stock offering in fiscal 1999 were outstanding.

The Company also has authorized 5,000,000 shares of preferred stock with a par
value  of  $.01  per  share.    The Company has designated 2,000,000 preferred
shares as Series A Cumulative Preferred Stock with cumulative dividends from the date of original issue, accruing semi-annually on June 30 and December 31, at the annual rate per share of either (a) $1.00 in cash, or (b) .11 additional shares of Series A Preferred Stock, at the option of the holder, until December 31, 2004. Subsequent to December 31, 2004, the annual dividend rate per share will increase to either (a) $1.10 in cash or (b) .12 additional
shares of Series A Preferred  Stock,  at  the  option  of  the  holder.   The
Series A Cumulative Preferred Stock has a liquidation preference of $10 per share and is entitled to receive all accrued and unpaid dividends through the date of distribution. In addition, the Series A Cumulative Preferred Stock
is redeemable at the option of the Company.   The redemption price would be as
follows for each calendar year:   $10.60 per share if redeemed in 2001, $10.40
in 2002, $10.20 in 2003, and $10.00 in 2004 and thereafter. As of June 30, 2001, 507,421 registered shares of Series A Cumulative Preferred Stock were outstanding.

For the years ended June 30, 2001 and 2000, the Company reported dividend requirements totaling $512,000 and $513,000, respectively, attributable to its preferred stock. On September 3, 1999, the Board of Directors of NBI paid the first semi-annual dividend through June 30, 1999 on its outstanding Series A Cumulative Preferred Stock, including 7,421 shares of additional preferred stock which were paid in-kind. No dividends have been declared or paid subsequently. Cumulative unpaid dividends totaled approximately $1,025,000 as of June 30, 2001.

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with its acquisition of Krazy Colors. These warrants are exercisable through December 31, 2002. As of June 30, 2001, no warrants had been exercised. (See also Note 20.)


17.     Stock  Options
        --------------

The Employee Stock Option Plan was established pursuant to the Company's Plan of Reorganization. At June 30, 2001, 870,750 shares were reserved under the Employee Stock Option Plan. Options granted under this plan have an exercise price of no less than fair market value and no more than 150% of fair market value. The employee options are exercisable for a period of five years from the date of the grant, unless previously forfeited. During fiscal 1998, the Company extended 201,000 options held by certain executives for an additional five years. These options were fully vested prior to the extension date. Options vest over four years at 25% per year with vesting continuing as long as the optionee is employed by the Company. Options are forfeited by the optionee three months following termination of employment with the Company. The options granted under this plan prior to fiscal 1996 are intended to be non-qualified stock options. Those issued subsequent to fiscal 1995 are intended to be incentive stock options.

Options to purchase 400,000 shares of stock were issued to the Chief Executive Officer during fiscal 1994. These options were not issued pursuant to an existing stock option plan. These options vested over four years at 25% per year and were fully vested as of October 1, 1997. During fiscal 1998, the Company extended these options for an additional five years.

At June 30, 2001, 400,000 shares were reserved for options issued outside of the Stock Option Plan.

SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method, as follows:



                                                                       2001       2000
                                                                   (Amounts in thousands,
                                                                    except per share data)

 Net income (loss) attributable to common stockholders - as reported  $(1,461)  $ 52
                                                                      ========  ====
 Net income (loss) attributable to common stockholders - proforma     $(1,461)  $ 42
                                                                      ========  ====

 Net income (loss) per common share - as reported                     $  (.18)  $.01
                                                                      ========  ====
 Net income (loss) per common share - proforma                        $  (.18)  $.01
                                                                      ========  ====




The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the grants issued or extended during fiscal 1996 through fiscal 1999: no dividend yield; expected volatility of 43.35% to 45.61%; risk-free interest rate of 5.51% to 6.18%; and expected lives of 4 to 4.75 years. No options have been granted since fiscal 1999.

The following table summarizes, by number of shares, option transactions under all plans:




                            Employee     Other                 Weighted-Average
                              Plan      Options      Total      Exercise Price
                            --------    -------      -------   ----------------
 Outstanding July 1, 1999    560,500    400,000      960,500     $      .69
      Granted                     --         --           --             --
      Exercised              (15,000)        --      (15,000)           .38
      Forfeited              (60,000)        --      (60,000)           .88
                             --------   --------     --------
 Outstanding June 30, 2000   485,500    400,000      885,500            .68
      Granted                     --         --           --
      Exercised                   --         --           --
      Forfeited or expired  (284,500)        --     (284,500)           .78
                            ---------   --------    ---------
 Outstanding June 30, 2001   201,000    400,000      601,000     $      .64
                            =========   ========    =========

 Options exercisable
   at June 30, 2001          201,000    400,000      601,000     $      .64
                            =========   ========    =========


The following table summarizes information about the stock options outstanding at June 30, 2001:


                                                                 Weighted-Average
                    Exercise          Number      Number            Remaining
                     Price         Outstanding  Exercisable     Contractual Life

                    $  .38           201,000      201,000          1.37 years
                    $  .77           400,000      400,000          2.25 years
                                     -------      -------

                                     601,000      601,000
                                     =======      =======




18.     Income  (Loss)  Per  Common  Share
        ----------------------------------

NBI calculates earnings per share in accordance with SFAS No. 128, which provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income (loss) before discontinued operations for the years ended June 30, 2001 and 2000:


                                                     2001               2000
                                               Basic     Diluted    Basic   Diluted
                                           (Amounts in thousands except per share data)


Income (loss) before discontinued operations   $(1,004)  $(1,004)  $  510   $  510

Dividend requirement on preferred stock           (512)     (512)    (513)    (513)
                                               --------  --------  -------  -------

Loss before discontinued operations
  attributable to common stockholders          $(1,516)  $(1,516)  $   (3)  $   (3)
                                               ========  ========  =======  =======

Weighted average number of common
   shares outstanding                            8,103     8,103    8,103    8,103
                                               ========            =======

Assumed conversions of stock options                          --                --
                                                         --------           -------

                                                           8,103             8,103
                                                         ========           =======
Loss per common share before
  discontinued operations                      $  (.19)  $  (.19)  $   --   $   --
                                               ========  ========  =======  =======




Because the Company incurred losses before discontinued operations attributable to common stockholders for the years ended June 30, 2001 and 2000, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

The  options  and  warrants  outstanding  at  June  30,  2001 were as follows:



                             Number
              Exercise   Outstanding at
                Price     June 30, 2001


Stock options:
                $ .38          201,000
                $ .77          400,000

Warrants:
                $ .89        1,700,000
                $1.20        1,000,000
                             ---------
                             3,301,000
                             =========

19.     Concentrations  of  Risk
        ------------------------

L.E.  Smith  currently  has  one significant customer.  Sales to this customer totaled approximately 24% of NBI's consolidated revenues from continuing operations in both fiscal 2001 and 2000. In addition, this customer constituted approximately 16% of the Company's consolidated accounts receivable at June 30, 2001.

L.E. Smith purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on comparable terms. L.E. Smith purchases natural gas and liquid oxygen under long-term contracts. (See Note 15 regarding the liquid oxygen contract.) In September 2000 and then in May 2001, the Company contracted for natural gas for the periods October 1 through September 30, 2001 and 2002, respectively, at a fixed cost per unit with no minimum volume requirements.

As of June 30, 2001, approximately 70% of the Company's employees in its continuing operations were covered by a collective bargaining agreement that has been extended through August 31, 2002; however, after February 28, 2002, the Union may terminate the extension by giving 30 days written notice that it wants to begin negotiations on a new collective bargaining agreement.


20.     Related  Party  Transactions
        ----------------------------

In conjunction with NBI's purchase of Krazy Colors in 1995, the sellers were issued warrants to purchase 1.7 million shares of the Company's common stock at a price of $.89 per share; this included warrants to purchase 935,000 shares issued to the Company's CEO. All of the warrants are still outstanding and are exercisable through December 31, 2002.

During fiscal 2000, the Company utilized a stock brokerage firm, which is 100% owned by its CEO, to execute certain transactions on its behalf. However, NBI uses another unrelated company to act as custodian and clearing firm for its investment assets. Gross revenues earned by the brokerage firm related to investment transactions by NBI in fiscal 2000 totaled $6,000 on purchase and sale transactions totaling $16,204,000 before fees. The Company had no investment transactions in fiscal 2001.

During fiscal 1998, the Company borrowed a total of $100,000 from its CEO for working capital needs. The borrowings were subject to the terms of a revolving line of credit note which provided for interest to be paid at the rate of ten percent per annum. In December 1999, the Company paid Mr. Lustig approximately $148,000 consisting of repayment of the revolving line of credit balance of $100,000, cumulative accrued interest thereon of $25,000 and an accrued bonus from fiscal 1997 of $23,000.

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

On December 17, 1999, the Company closed on the sale of a majority of the assets of Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of approximately $48,000 and net of approximately
$40,000  of  related  income  taxes.    The  sale  consisted  of  land  and
construction-in-progress and was for a net purchase price of $3.3 million. The purchase price was net of construction costs which were previously funded by advances from Mr. Lustig. Concurrently with the closing of the Willowbrook Properties sale transaction, such amounts were deemed to be expenses of the buyer. The purchase price was paid by $600,000 in cash and a note payable in the amount of $2.7 million. (See Notes 3, 6 and 13.)

Mr. Lustig has proposed to purchase all of the capital stock of NBI Properties for $1,400,000 in cash and a note payable of $1.1 million. On February 18, 2000, Mr. Lustig paid the Company a deposit of $500,000 related to this proposed purchase. During fiscal 2001, the Company refunded Mr. Lustig
$118,000  of  this  deposit,  applied  $206,000
of the deposit towards interest receivable for July 1, 2000 through June 30, 2001 on the note receivable from related party, applied $162,000 towards the note receivable and applied the remaining $14,000 of the deposit towards a miscellaneous receivable from a related party. Mr. Lustig is currently working on obtaining the funds to enable him to close on this transaction. The Company is also having discussions with other potential buyers.

The Company believes that these transactions were in its best interests, were on terms no less favorable to the Company than could be obtained from unaffiliated third parties and were in connection with bona fide business purposes of the Company.


21.     Subsequent  Event
        -----------------

The Company has entered into a master license agreement effective July 1, 2001 to use and sublicense certain patented decoder technology with the right to manufacture and sell decoders made in accordance with such patent. The decoder is a small translucent plastic-like piece that is used in marketing activities in which a hidden message is revealed when the decoder is placed against a colored field on a computer screen. The agreement has an initial term through March 31, 2002, and has optional renewal periods extending through September 30, 2005. During the initial term, the Company is required to pay royalties equal to the greater of $150,000 or 5% of the net revenues generated under this license. During fiscal 2001, the Company paid a good faith deposit of $50,000 related to the pending master agreement which was applied towards the minimum royalties upon execution of the definitive agreement.

On July 26, 2001, the Company received an unscheduled principal payment on its note receivable from related party of $125,000. These funds were used to pay minimum royalty payments required under the Company's master license agreement related to the new decoder business venture and for other working capital needs of the Company.

                                   PART III

ITEM  9.  DIRECTORS  AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION  16(A)  OF  THE  EXCHANGE  ACT


DIRECTORS

The Directors of the Company, who are also executive officers, are as follows:

JAY H. LUSTIG, (a Named Executive Officer ), age 46, has been Chairman of the Board since February 1992 and Chief Executive Officer since September 1992. Mr. Lustig has also been President of J.H.L. Holdings, Inc., an investment management firm, since 1989, and President of Equibond, Inc., a securities broker-dealer and member of the National Association of Securities Dealers, Inc., since 1995. In addition, he is Chairman of the Board of National Bancshares Corporation of Texas, a bank holding company headquartered in San Antonio, Texas.

MARTIN J. NOONAN, (a Named Executive Officer ), age 49, has been with the Company for fifteen years and has been Managing Director of NBI, Inc. since June 1993 with the responsibility for managing the day-to-day activities within the Company. He has also been President of L.E. Smith since October
1997. In addition, he was General Manager of the systems integration operation from June 1992 to June 1994 and Director of Marketing from September 1986 to June 1992. Mr. Noonan is also a licensed stock broker for a subsidiary  of  National  Bancshares  Corporation  of  Texas.


EXECUTIVE  OFFICERS

The  Company  has  one  executive  officer  who  is not also a director of the
Company:

MARJORIE A. COGAN has been Chief Financial Officer of the Company since October 1997, with responsibility for managing the accounting and finance functions of the Company. She has also been Secretary of the Company since May 1993 and was previously Corporate Controller of the Company from May 1993 until October 1997. Ms. Cogan has been with NBI for fourteen years; prior to joining NBI, Ms. Cogan was an auditor with a Denver-based CPA firm for four years. Ms. Cogan graduated from Regis University summa cum laude with a bachelor's degree in accounting and business administration and obtained her CPA license in 1983.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes all forms required by Section 16(a) during the fiscal year ended June 30, 2001 were timely filed, except for various transactions by Mr. Lustig which he is in the process of filing.

ITEM  10.    EXECUTIVE  COMPENSATION

Following is information regarding the compensation of the Company's Named Executive Officers for services rendered in all capacities during fiscal years 2001, 2000 and 1999. The Company has no other executive officers whose total annual compensation exceeded $100,000.



                          SUMMARY COMPENSATION TABLE


                                Annual Compensation         Long Term Compensation
                             ----------------------------- ------------------------
                                                            Restricted
                                              Other Annual    Stock     Securities     All Other
    Name and         Fiscal   Salary   Bonus  Compensation   Award(s)   Underlying   Compensation
Principal Position    Year     ($)      ($)       ($)          ($)      Options (#)       ($)
------------------   ------   -------  ------ ------------  ----------  -----------  ------------
   Jay H. Lustig,     2001    $60,000    --    $10,399 (1)        --           --            --
  Chief Executive     2000    $60,000  $5,600  $10,275 (1)        --           --            --
       Officer        1999    $60,000    --    $ 6,475 (2)        --           --            --


 Martin J. Noonan,    2001    $96,750 $11,000  $ 4,295 (3)        --           --            --
 Managing Director    2000    $90,000 $10,000  $ 1,050 (3)        --           --            --
                      1999    $90,000 $15,000       --            --           --            --



(1) Amount includes $7,875 for value of personal use of company vehicle, and company contributions to Mr. Lustig's 401(k) of $2,524 for fiscal 2001 and $2,400 for fiscal 2000.

(2)       Value  of  personal  use  of  company  vehicle.

(3        Company  contributions  to  Mr.  Noonan's  401(k).




OPTION  GRANTS  IN  LAST  FISCAL  YEAR

No options were granted to the Named Executive Officers during the fiscal year ended June 30, 2001.

The following table shows that the Named Executive Officers did not exercise any stock options during the fiscal year ended June 30, 2001 and states the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 2001. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of Common Stock.



                               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                      AND FISCAL YEAR-END OPTION VALUES


                                                     Number of Securities      Value of Unexercised In-the-
                   Shares                           Underlying Unexercised     Money Options at FY-End ($)
                  Acquired on        Value           Options at FY-End (#)      Exercisable/Unexercisable
     Name        Exercise (#)     Realized ($)     Exercisable/Unexercisable               (1)
---------------- ------------    -------------     -------------------------   ----------------------------
Jay H. Lustig         --              --              400,000 (2)     --           N/A             --

Martin J. Noonan      --              --              100,500 (3)     --           N/A             --





(1) The closing stock price as of June 30, 2001 did not exceed the exercise price of Mr. Lustig's or Mr. Noonan's outstanding options.

(2) Includes 400,000 shares underlying options issued during fiscal 1994 in conjunction with the Named Officer's employment agreement. During fiscal 1998, the expiration date of these options was extended to October 1, 2003. Amount excludes 1,750,000 warrants acquired by the CEO through financial transactions unrelated to services rendered.

(3) Consists of 100,500 shares issuable upon exercise of options. During fiscal 1998, the expiration date of these options was extended to August 27, 2002.



DIRECTOR  COMPENSATION

Directors who are not employees of the Company receive a fee of $1,000 per regular meeting, $500 per telephonic meeting, $500 per committee meeting (except when attended in conjunction with a Board meeting) and reimbursement of expenses incurred in attending meetings. No directors' fees were incurred during fiscal 2001, as all directors were also employees of the Company.


EMPLOYMENT  AND  SEVERANCE  AGREEMENTS

The Company entered into an employment agreement effective October 1, 1993, with Jay H. Lustig (the "CEO Agreement"). Pursuant to the terms of the CEO Agreement, Mr. Lustig became an employee and Chief Executive Officer of the Company as of October 1, 1993. Under the terms of this agreement, the Company pays Mr. Lustig an annual salary of $60,000.

Mr. Lustig's position as CEO of the Company is a part-time position to which he is required to dedicate no less than one-third of normal executive business hours. In addition to Mr. Lustig's salary, the CEO Agreement provides that the Company will pay Mr. Lustig an annual bonus of 10% of the Company's pre-tax profits, if any, derived from all sources, but only to the extent such 10% figure exceeds Mr. Lustig's base salary. Mr. Lustig remains eligible for such bonus for twelve months after his termination from the position of CEO. The Company accrued a $23,000 bonus for fiscal year 1997 under the terms of this agreement and paid such bonus during fiscal 2000. In addition, the Company paid the CEO a $5,600 bonus for fiscal 2000. No other amounts have been paid or accrued under the terms of this agreement, since its inception.

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

The CEO Agreement runs for one year terms which automatically renew on July 1, unless terminated in writing by a majority of the Board of Directors prior to such renewal date. As there was no action to terminate the CEO Agreement, it automatically renewed for an additional one year term on July 1, 2001.


ITEM  11.    BENEFICIAL  OWNERSHIP  OF  COMMON  STOCK

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, as of August 31, 2001 by (i) persons, including groups, known to the Company to own beneficially more than five percent (5%) of the outstanding common stock of the Company, (ii) each director and nominee for director, (iii) each Named Officer and (iv) all executive officers and directors as a group. A person is deemed to be a beneficial owner of common stock that can be acquired by such person within 60 days from August 31, 2001, upon the exercise of warrants or options.




                                     Amount and Nature        Total as
   Name  and  Address  of               Beneficial             Percent
     Beneficial  Owner                   Ownership            of Class
------------------------------        ---------------         ---------

Jay H. Lustig                          3,090,797 (1)            30.14%
P.O. Box 505
Belle Vernon, PA  15012

Martin J. Noonan                         100,500 (2)             1.23%
1900 Liberty Street
Mount Pleasant, PA  15666

Hakatak Enterprises, Inc.                928,645                11.46%
PO Box 1623
Pacific Palisades, CA  90272

Harry J. and Patricia S. Brown           961,000                11.86%
16079 Mesquite Circle
Fountain Valley, CA  92708

Transamerica Occidental Life
  Insurance Co.                          445,029                 5.49%
1150 Olive Street
Los Angeles, CA  90015

Howard W. Cable, Jr.                     415,088                 5.12%
P.O. Box 711
Bokeelia, FL  33922

All Executive Officers and             3,291,797 (3)            31.49%
  Directors as a Group (3 persons)



(1)          Includes 400,000 shares issuable upon exercise of options and 1,750,000 shares  issuable upon exercise of warrants.  Also includes 401,232 shares owned by an investment  partnership  in which he has an ownership interest and as to which he has sole  voting  and  investment  power.

(2)          Consists  of  100,500  shares  issuable  upon  exercise  of  options.

(3)          Includes 601,000 shares issuable upon exercise of options and 1,750,000 shares  issuable  upon  exercise  of  warrants.




ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

See  Note  19  of  the  Consolidated  Financial  Statements.


ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

  (a)        Exhibits

    3.       Articles  of  Incorporation  and  Bylaws
       a.    Restated  Certificate  of  Incorporation(6)
       b.    Restated  Bylaws(3)
       c.    Form  of Certificate of Designation of Series A Preferred Stock(5)

    10.      Material  Contracts
       a.    NBI,  Inc.  Employee  and  Director  Stock  Option  Plan(1)
       b. Form of NBI, Inc. Chief Executive Officer Non-Qualified Stock Option Agreement(1)
       c.    Krazy  Colors,  Inc.  Stock  Purchase  Agreement  (2)
       d.    Krazy  Colors,  Inc.  Shareholder  Agreement  (2)
       e.    Jay  H.  Lustig  Warrant  Certificate  (2)
       f.    Belle  Vernon  Motel  Corporation  Land  Lease  Agreement  (3)
       g. Agreement between L.E. Smith Glass Company and The American Flint Glass Workers' Union (6)
       h.    Revolving  Line  of  Credit  from  Chief  Executive  Officer(4)
       i.    Willowbrook  Properties,  Inc.  Purchase  and  Sale  Agreement(7)

    21.      Subsidiaries  of  Registrant
       a.    See  Item  1  -  Business,  herein

    23.      Consent  of  Independent  Accountant(8)

 (b)  Reports  on  Form  8-K:
      No reports on Form 8-K were filed during the fourth quarter ended June 30, 2001.

------------------------------------------
(1)       Incorporated by reference to Registration Statement No. 33-73334.
(2) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1994.
(3) Incorporated by reference to the Company's report on Form 10-KSB for the year ended June 30, 1995.
(4) Incorporated by reference to the Company's report on Form 10-KSB for the year ended June 30, 1998.
(5)       Incorporated by reference to Registration Statement No. 333-63053.
(6) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1998.
(7) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1999.
(8)       Filed  herewith.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NBI,  Inc.



September  28,  2001                       By:      /s/  JAY  H.  LUSTIG
--------------------                              -----------------------
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


/s/MARJORIE A. COGAN   Chief Financial Officer, Secretary   September 28, 2001
--------------------       (Principal Financial and         ------------------
 Marjorie  A.  Cogan        and Accounting Officer)

/s/JAY H. LUSTIG       Chief Executive Officer, Director    September 28, 2001
--------------------     (Principal Executive Officer)      ------------------
 Jay  H.  Lustig

/s/MARTIN J. NOONAN               Director                  September 28, 2001
--------------------                                        ------------------
 Martin  J.  Noonan