Form 10QSB
period 2001-09-30
NBI INC
filed 2001-11-14
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

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



               Class                           Outstanding at November 8, 2001
--------------------------------------         -------------------------------
Common Stock, par value $.01 per share                    8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                     For Quarter Ended September 30, 2001






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


                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)


                                                                     September 30,  June 30,
                                                                          2001        2001
                                                                          ----        ----
                                                                      (Unaudited)  (Audited)
                                           ASSETS
                                           ------

Current assets:
 Cash and cash equivalents                                                $    56   $    28
 Accounts receivable, less allowance for doubtful accounts
   of $236 and $229, respectively                                           1,697     1,131
 Inventories                                                                3,059     2,925
 Prepaid state income taxes                                                    74        61
 Other current assets                                                         395       272
 Short-term deferred income taxes                                              80        80
 Net current assets of discontinued operations                                207       105
                                                                          --------  --------
   Total current assets                                                     5,568     4,602

Property, plant and equipment, net                                          6,655     6,895
Note receivable from related party                                          2,383     2,538
Other assets                                                                   33        36
Net long-term assets of discontinued operations                             1,375     1,413
                                                                          --------  --------

                                                                          $16,014   $15,484
                                                                          ========  ========


                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable               $ 5,817   $ 5,475
 Current portion of capital lease obligation                                   32        32
 Accounts payable                                                           1,733     1,515
 Accrued liabilities and other                                                582       533
                                                                          --------  --------
 Total current liabilities                                                  8,164     7,555

Long-term liabilities:
 Capital lease obligation                                                     977       985
 Deferred income taxes                                                         81        81
 Postemployment disability benefits                                           133       138
 Deferred gain from sale of discontinued operation, net of taxes              881       881
                                                                          --------  --------
 Total liabilities                                                         10,236     9,640
                                                                          --------  --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized; 507,421 shares of Series A Cumulative Preferred Stock issued and
   outstanding (liquidation preference value of $5,074)                         5         5
 Capital in excess of par value - preferred stock                           4,380     4,380
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,130,520 shares issued                                                   101       101
 Capital in excess of par value - common stock                              6,566     6,566
 Accumulated deficit                                                       (4,406)   (4,340)
                                                                          --------  --------
                                                                            6,646     6,712
 Less treasury stock, at cost (2,027,200 shares)                             (868)     (868)
                                                                          --------  --------
 Total stockholders' equity                                                 5,778     5,844
                                                                          --------  --------

                                                                          $16,014   $15,484
                                                                          ========  ========


                                   See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)



                                                              Three Months Ended
                                                                  September 30,
                                                                  2001      2000
                                                                -------  -------

Revenues:
 Sales                                                          $3,134   $3,976
                                                                -------  -------

 Costs and expenses:
 Cost of sales                                                   2,502    2,879
 Marketing, general and administrative                             699      768
                                                                -------  -------
                                                                 3,201    3,647
                                                                -------  -------

 Income (loss) from operations                                     (67)     329

Other income (expense):
 Interest income                                                    44       56
 Other income and expenses, net                                     (1)       3
 Interest expense                                                 (120)     (82)
                                                                -------  -------
                                                                   (77)     (23)
                                                                -------  -------

Income (loss) from continuing operations before income taxes      (144)     306
Income tax benefit (provision)                                      35      (13)
                                                                -------  -------

Income (loss) before discontinued operations                      (109)     293
Income from discontinued operations, net of
 income tax provisions of $29 and $24, respectively                 43       38
                                                                -------  -------

Net income (loss)                                                  (66)     331

Dividend requirement on preferred stock                           (128)    (128)
                                                                -------  -------

Income (loss) attributable to common stockholders               $ (194)  $  203
                                                                =======  =======


Income (loss) per common share - basic and diluted:
 Income (loss) before discontinued operations                   $ (.03)  $  .02
 Income from discontinued operations                               .01      .01
                                                                -------  -------
 Net income (loss)                                              $ (.02)  $  .03
                                                                =======  =======


 Weighted average common shares and equivalents:

    Basic                                                        8,103    8,103
                                                                =======  =======

    Diluted                                                      8,103    8,157
                                                                =======  =======





                             See accompanying notes.

                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                             2001    2000
                                                            ------  ------


Cash flows from operating activities:

 Net income (loss)                                          $ (66)  $ 331

 Adjustments to reconcile net income (loss) to net cash
   flow provided by (used in) operating activities:
 Depreciation and amortization                                324     265
 Provision for bad debts and returns                           15      40
 Reduction of inventory provisions                            (37)     (2)
 Other                                                         (5)     (3)
 Changes in assets -- decrease (increase):
 Accounts receivable                                         (580)   (479)
 Inventories                                                  (99)    109
 Prepaid state income taxes                                   (13)     --
 Other current assets                                        (141)   (183)
 Other assets                                                  --       2
 Changes in liabilities -- (decrease) increase:
 Accounts payable and accrued liabilities                     336     196
 Income taxes payable                                           6      13
                                                            ------  ------
 Net cash flow provided by (used in) operating activities    (260)    289
                                                            ------  ------

Cash flows from investing activities:
 Purchases of property and equipment                          (83)   (272)
                                                            ------  ------
 Net cash flow used in investing activities                   (83)   (272)
                                                            ------  ------

Cash flows from financing activities:
 Collections from notes receivable                            155       2
 Net borrowings on line of credit                             490      83
 Payments on notes payable                                   (155)    (39)
 Payments on capital lease obligation                          (8)     --
                                                            ------  ------
 Net cash flow provided by financing activities               482      46
                                                            ------  ------

Net increase in cash and cash equivalents                     139      63

Less change in cash and cash equivalents included
   in net assets of discontinued operations                  (111)    (69)

Cash and cash equivalents at beginning of period               28      33
                                                            ------  ------

Cash and cash equivalents at end of period                  $  56   $  27
                                                            ======  ======


                          (continued on following page)





                             See accompanying notes.


                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                 Three Months Ended
                                                    September 30,
                                                     2001   2000
                                                     ----   ----

Supplemental disclosures of cash flow information:

 Interest paid                                        $141  $ 72
                                                      ====  ====

 Income taxes paid                                    $ --  $ 24
                                                      ====  ====

 Noncash purchases of property, plant, and equipment
   included in accounts payable at end of period      $ 66  $110
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

Beginning in the fourth quarter of fiscal 2001, freight charges billed to customers which were previously treated as a reduction of freight costs and included in cost of sales have been reclassified as an addition to sales revenue. The financial statements have been restated to conform to this presentation. Freight charges billed to customers totaled $46,000 and $70,000 for the quarters ended September 30, 2001 and 2000, respectively. Certain other items in the fiscal 2001 financial statements have been reclassified to conform to the fiscal 2002 manner of presentation.


Note  2  -  Going  Concern  and  Management's  Plan

As  of  November  7, 2001, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $377,000. L.E. Smith has not been able to repay the overborrowings on its revolving line of credit which is required to be repaid promptly. In addition, L.E. Smith has not been able to meet certain financial ratios required under the credit agreement. These conditions allow the bank, at its option, to demand immediate payment of the
entire  outstanding  bank  debt.    The  Company's  inability  to  repay  the
overborrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed in the Report of Independent Auditors included in the Company's Form 10-KSB for the fiscal year ended June 30, 2001. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty, other than the reclassification of the Company's notes payable to current.

Management has been in discussions with its bank regarding this situation and is working with the bank towards a mutually satisfactory resolution, including a possible restructuring of the terms of its bank debt. The Company plans to repay its overborrowings and improve its financial ratios by increasing revenues and gross profit, conserving cash through cost reductions and controls, and significantly reducing its capital expenditures. Revenue decreased significantly in fiscal 2001 and the first quarter of fiscal 2002 primarily due to the downturn in the economy resulting in changing markets served by L.E. Smith, including a decline in demand for pressed glass from traditional customers. In order to better utilize the plant capacity, L.E. Smith has started marketing to medium and large discount department stores. The major challenge for the Company is to combine the higher margin, lower volume specialty and catalog business with a lower margin, higher volume business with more of a mass appeal. To accomplish this, the Company will continue its current marketing efforts directed at the specialty retailers through the existing independent sales representative groups. In addition, the Company will increase its efforts to recruit independent representative groups that target large discount department store chains. The Company is also developing products, using existing molds, specifically designated for mass retailers so as to protect our long-standing customers and sales representative groups. The products selected will be chosen based not only on the desirability of the product but also on the ease of manufacture. Additionally, the Company is currently developing a new sales channel for its manufacturing overruns, accomplished by utilizing the existing direct sales force. Adding a line of lower margin products, selling manufacturing overruns, and cost reductions and controls will help increase the Company's revenues, utilize part of its excess capacity and reduce the overall cost of manufacturing. However, there can be no assurance that the bank will continue to work with the Company towards a mutually satisfactory resolution and not demand immediate payment of all L.E. Smith's outstanding bank debt; nor can there be any assurance that the Company's other note will not be called for immediate payment. Furthermore, there can be no assurance that the Company will be successful in increasing its sales and gross profit.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  3  -  Cash  and  Cash  Equivalents

Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.


Note  4  -  Discontinued  Operations

On August 19, 1999, the Board of Directors voted to sell the stock of its wholly-owned subsidiary, NBI Properties, Inc. ("NBI Properties"). (See Note 13.) Therefore, the Company has discontinued its hotel operation, and it has separately reported the income or loss from this segment as discontinued operations as follows:



                                    For the quarters ended
                                        September 30,
                                         2001   2000
                                         -----  -----

Revenues from discontinued operations    $673   $673
                                         =====  =====

Income from discontinued operations
   before income taxes                   $ 72   $ 62
Income tax provision                      (29)   (24)
                                         -----  -----

Net income from discontinued operations  $ 43   $ 38
                                         =====  =====




The Company intends to sell all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by NBI's CEO, Jay H. Lustig (see
Note 13). The Company expects a significant gain overall from the discontinued operations of the hotel, and therefore, no amount has been recorded related to this disposal; this gain will be recognized when realized.

The net long-term assets of discontinued operations at September 30, 2001 consisted primarily of land, buildings and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable. The net current assets of discontinued operations at September 30, 2001 consisted primarily of cash, net of accounts payable and accrued liabilities.


Note  5  -  Inventories

Inventories are comprised of the following amounts, which are presented net of reserves totaling $343,000 and $380,000 at September 30 and June 30, 2001, respectively:


                       September 30, June 30,
                           2001        2001
                          ------      ------
                        (Amounts in thousands)

 Raw materials            $  633     $  618
 Work in process             646        590
 Finished goods            1,780      1,717
                          ------     ------
                          $3,059     $2,925
                          ======     ======


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  6  -  Other  Current  Assets

Included in other current assets totaling $395,000 at September 30, 2001, were $125,000 of prepaid royalties related to the Company's master license agreement for its new decoder business venture. Also included in other current assets at September 30, 2001 was accrued interest on the note receivable from related party of $44,000 and restricted cash of $6,000, representing amounts held in trust for payments under self-insured plans.


Note  7  -  Note  Receivable  from  Related  Party

In conjunction with the sale of the land and construction-in-progress of NBI's wholly-owned subsidiary, Willowbrook Properties, Inc. ( Willowbrook Properties ), on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from an entity which is 100% owned and controlled by NBI's CEO (see Note 13). The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 7.125% determined at December 31, 2000 for all of calendar 2001, and to be redetermined each succeeding December 31 for the following calendar year's rate. The note is collateralized by a second security interest in the property and is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006. On July 26 and September 5, 2001, the Company received unscheduled principal payments of $125,000 and $30,000, respectively, on this note receivable. These funds were used to pay minimum royalty payments required under the Company's master license agreement related to the new decoder business venture and for other working capital needs of the Company (see Note 6).


Note  8  -  Income  Taxes

The Company recorded an income tax benefit from continuing operations of $35,000 and an income tax provision from continuing operations of $13,000 for the three months ended September 30, 2001 and 2000, respectively. These benefits and provisions include state and other income taxes and are based upon book income.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three months ended September 30, 2001 or 2000.


Note  9  -  Deferred  Gain  from  Sale  of  Operation

The Company has accounted for the sale of a majority of the assets of Willowbrook Properties in accordance with Statement of Financial Accounting Standards ( SFAS ) No. 66, Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of $48,000 and net of approximately $40,000
of  related  income  taxes.    (See  Note  13.)


Note  10  -  Stockholders'  Equity

The Company has authorized 20,000,000 shares of $.01 par value common stock. At September 30, 2001, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at September 30, 2001. At September 30, 2001, 1 million registered common stock purchase

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


warrants at $1.20 per share issued in conjunction with the Company's preferred stock offering in fiscal 1999 were outstanding.

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At September 30, 2001, 507,421 registered shares of Series A Cumulative Preferred Stock were issued and outstanding.

The Company reported dividend requirements of $128,000 attributable to its preferred stock for each of the quarters ended September 30, 2001 and 2000. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the elections of the holders. No dividends have been declared or paid subsequently. Cumulative unpaid dividends totaled approximately $1,153,000 as of September 30, 2001.


Note  11  -  Income  Per  Common  Share

The Company reports earnings per common share in accordance with SFAS No. 128 issued by the Financial Accounting Standards Board (FASB). The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income (loss) before discontinued operations:


                                                    For the quarters ended
                                                        September 30,
                                                    2001              2000
                                               Basic   Diluted   Basic   Diluted
                                              -------  -------  -------  -------
                                         (Amounts in thousands except per share data)

Income (loss) before discontinued operations  $ (109)  $ (109)  $  293   $  293

Dividend requirement on preferred stock         (128)    (128)    (128)    (128)
                                              -------  -------  -------  -------

Income (loss) before discontinued operations
  attributable to common stockholders         $ (237)  $ (237)  $  165   $  165
                                              =======  =======  =======  =======

Weighted average number of common
  shares outstanding                           8,103    8,103    8,103    8,103
                                              =======           =======

Assumed conversions of stock options                       --                54
                                                       -------           -------

                                                        8,103             8,157
                                                       =======           =======

Income (loss) per common share
  before discontinued operations              $ (.03)  $ (.03)  $  .02   $  .02
                                              =======  =======  =======  =======



Because the Company incurred losses before discontinued operations attributable to common stockholders for the quarter ended September 30, 2001, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive. For the three months ended September 30, 2000, only stock options outstanding with an exercise price of $.38 per share were included in the computation of diluted earnings per share because their exercise price was less than the average market price of the common stock during such period.


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The  options  and  warrants outstanding at September 30, 2001 were as follows:


                         Number
     Exercise         Outstanding at
      Price         September 30, 2001
      -----         ------------------
    Stock options:
      $ .38               201,000
      $ .77               400,000

    Warrants:
      $ .89             1,700,000
      $1.20             1,000,000
                        ---------
                        3,301,000
                        =========






Note  12  -  Seasonal  Variations  of  Operations

Excluding the effect of its significant customer, L.E. Smith typically has its strongest revenue performance during the first and second fiscal quarters due
to  seasonal  variations.    Generally,  the  third  and  fourth  fiscal
quarters' revenues are moderately to significantly lower than in the first and second quarters. However, historically these trends have been materially affected by fluctuations in the timing of orders from its significant customer, which does not have consistent trends. In addition, during the fourth quarter of fiscal 2001, the Company experienced a substantial decline in revenues from its significant customer, as well as its other customers, due to the weak economy.


Note  13  -  Related  Party  Transactions

On December 17, 1999, the Company closed on the sale of a majority of the assets of Willowbrook Properties to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale were previously approved at NBI's Annual Meeting of Stockholders on December 16, 1999. In conjunction with the sale, the Company received a note receivable in the amount of $2.7 million and recorded a deferred gain on the sale of $881,000, net of related selling expenses and income taxes. (See Notes 7 and 9.)

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

Note  14  -    Recent  Accounting  Pronouncements

In June 2001, the FASB finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requries, among other things that companies no longer amortize goodwill, but instead test goodwill

                                  NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This Statement is effective July 1, 2002 for the Company. The Company believes the adoption of these Statements will have no material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for the Company. The Company has not yet determined the impact that this Statement will have on its consolidated financial statements upon adoption.

In October 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective July 1, 2002 for the Company. The Company has not yet determined the impact that this Statement will have on its consolidated financial statements upon adoption.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        FIRST QUARTER, FISCAL YEAR 2002


The statements in this discussion contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are not historical facts. The forward-looking statements are based upon the Company's current expectations and are subject to known and unknown risks, uncertainties, assumptions and other factors. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual results could differ materially from those contemplated
by  the  forward-looking  statements.    Factors  that  may  affect  such
forward-looking statements include, among others, ability to obtain financing, loss of significant customers, reliance on key personnel, competitive factors and pricing pressures, availability and pricing of raw materials and natural resources, labor disputes, investment results, limitations on the utilization of net operating loss carryforwards, adequacy of insurance coverage, inflation and general economic conditions, including the continued economic uncertainty following the terrorist attacks on September 11, 2001. The Company does not intend to update such forward-looking statements.

RESULTS  OF  OPERATIONS

Revenues from continuing operations totaled $3.1 million for the first quarter of fiscal 2002 and reflected a decrease of $842,000 or 21.2%, compared to revenues of $4.0 million for the quarter ended September 30, 2000. L.E. Smith experienced declines in sales to many of its customers, primarily due to the weak economy. However, L.E. Smith did have an increase of $83,000 in revenues from its largest customer as well as increases from a few of its other medium-sized customers. In addition, the Company recognized revenues totaling $153,000 from a tent sale held in July to generate additional cash. The Company has not yet recognized any revenues related to its new decoder business venture.

Revenues from continuing operations are expected to decrease substantially for the three months ended December 31, 2001 compared to the same period in the prior fiscal year, due to the decline in the economy. Revenues from continuing operations are expected to reflect a small increase for the second quarter of fiscal 2002 compared to the first quarter of fiscal 2002. The Company does not expect any significant revenues to be recognized from its new decoder venture during the second quarter of fiscal 2002.

Cost of sales from continuing operations as a percentage of related revenue was 79.8% for the quarter ended September 30, 2001, compared to 72.4% for the same period in fiscal 2001. The resulting decline in gross margin was primarily due to the lower sales volume available to cover fixed costs, lower margins realized from the tent sale and increased sales discounting, and higher insurance and depreciation expenses (increases of $24,000 and $53,000, respectively). These increases were partially offset by reduced labor costs and other expenses resulting from cost controls. Although the Company experienced a significant increase in utilities related to a substantial increase in natural gas costs during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001, this was largely offset by decreased natural gas usage, due to efficiencies resulting from the installation of the new crystal tank in March 2001, and decreased liquid oxygen requirements, from its new oxygen generating facility placed in service in December 2000.

Cost of sales from continuing operations as a percentage of related revenue for the second quarter of fiscal 2002 is expected is reflect a small decrease compared to the second quarter of fiscal 2001. Savings related to (i) a significant decline in utilities, due to moderately lower contract gas prices and reduced requirements resulting from the new crystal tank and oxygen generating facilities installed during fiscal 2001; (ii) production efficiencies; (iii) the absence of year-end bonuses; and (iv) cost saving measures are expected to be significantly offset by the projected decrease in expected sales volume available to cover fixed costs, as well as increases in depreciation, due to significant capital improvements placed in service during fiscal 2001, and insurance expenses, from general cost increases. Cost of sales from continuing operations as a percentage of related revenue for the second quarter of fiscal 2002 is expected to be relatively flat compared to the first quarter of fiscal 2002 as an increase related to a higher number of paid holidays is expected to be offset by moderately lower natural gas prices and a small increase in projected revenues.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2002 - CONTINUED


Marketing, general and administrative expenses from continuing operations totaled $699,000 and $768,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease was primarily due to lower sales commissions, related to the decline in revenues, and reduced bad debt provisions (decreases of $58,000 and $24,000, respectively), partially offset by increased sales and marketing expenses associated with the tent sale in July ($41,000).

Marketing, general and administrative expenses for the second quarter of fiscal 2002 are expected to decrease significantly compared to the same period of the prior fiscal year, primarily due to lower sales commissions resulting from the projected decline in revenues, the absence of year-end bonuses, lower bad debt provisions and cost saving measures. Marketing, general and administrative expenses for the second quarter of fiscal 2002 are expected to be relatively flat compared to the first quarter of fiscal 2002, as the absence of sales and marketing expenses associated with the tent sale in July are expected to be significantly offset by sales and marketing expenses associated with the new decoder business venture.

Interest expense totaled $120,000 and $82,000 for the quarters ended September 30, 2001 and 2000, respectively. The increase was primarily due to interest on a higher average balance of debt outstanding due to L.E. Smith's new bank financing which closed on October 31, 2000, the Company's new capital lease obligation beginning December 1, 2000 and its new low-interest equipment loan which closed on April 18, 2001, partially offset by the absence of interest on the IRS debt during the first quarter of fiscal 2002, as well as lower interest rates.

The Company recorded an income tax benefit from continuing operations of $35,000 and an income tax provision from continuing operations of $13,000 for the first quarter of fiscal 2002 and 2001, respectively, which included a Pennsylvania state income tax benefit and provision. The state income tax benefit and provision are related to the Company's Pennsylvania operations and are based upon book income. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no non-cash components included in the income tax benefit and provision for the three months ended September 30, 2001 and 2000.

DISCONTINUED  OPERATIONS

On August 19, 1999, the Board of Directors voted to sell the stock of its wholly-owned subsidiary, NBI Properties (see Notes 4 and 13 to accompanying consolidated financial statements). Therefore, the Company has discontinued its hotel operation, and it has separately reported the income or loss from this segment as discontinued operations for the quarters ended September 30, 2001 and 2000.

Revenues from discontinued operations totaled $673,000 for both of the quarters ended September 30, 2001 and 2000. The Company recorded net income from discontinued operations of $43,000 and $38,000 for the three months ended September 30, 2001 and 2000, respectively.

The net long-term assets of discontinued operations at September 30, 2001 consisted primarily of land, buildings and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable. The net current assets of discontinued operations at September 30, 2001 consisted primarily of cash, net of accounts payable and accrued liabilities.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets increased $530,000 to $16.0 million at September 30, 2001 from $15.5 million at June 30, 2001. The increase was primarily due to a significant increase in trade accounts receivable resulting from increased revenues in the quarter ended September 30, 2001 compared to the
quarter  ended  June  30,  2001.    The

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2002 - CONTINUED


Company had working capital deficits of $2,596,000 and $2,953,000 at September 30 and June 30, 2001, respectively. The decrease in the working capital deficit was primarily due to a significant increase in accounts receivable and in other current assets, resulting primarily from prepaid royalties related to the Company's master license agreement for its new decoder business venture, partially offset by an increase in short-term borrowings and current portion of notes payable at September 30, 2001.

The Company significantly reduced its capital expenditures in the first quarter of fiscal 2002 as compared to the same period in the prior fiscal year and did not have any significant construction-in-progress outstanding at September 30, 2001. The Company plans to continue restricting its capital expenditures for the remainder of fiscal 2002.

The Company expects its working capital requirements in the next fiscal year to be met by internally generated funds including interest income on the note receivable from a related party, unscheduled principal payments on the note receivable from a related party and, for L.E. Smith's requirements, short-term borrowings under an existing line of credit. However, as of November 7, 2001, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $377,000. L.E. Smith has not been able to repay the overborrowings on its revolving line of credit which is required to be repaid promptly. In addition, L.E. Smith has not been able to meet certain financial ratios required under the credit agreement. These conditions allow the bank, at its option, to demand immediate payment of the entire outstanding bank debt. The Company's inability to repay the overborrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed in the Report of Independent Auditors included in the Company's Form 10-KSB for the fiscal year ended June 30, 2001. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty, other than the reclassification of the Company's long-term notes payable to current.

Management has been in discussions with its bank regarding this situation and is working with the bank towards a mutually satisfactory resolution, including a possible restructuring of the terms of its bank debt. The Company plans to repay its overborrowings and improve its financial ratios by increasing revenues and gross profit, conserving cash through cost reductions and controls and significantly reducing its capital expenditures. Revenue decreased significantly in fiscal 2001 and the first quarter of fiscal 2002 primarily due to the downturn in the economy resulting in changing markets served by L.E. Smith, including a decline in demand for pressed glass from traditional customers. In order to better utilize the plant capacity, L.E. Smith has started marketing to medium and large discount department stores. The major challenge for the Company is to combine the higher margin, lower volume specialty and catalog business with a lower margin, higher volume business with more of a mass appeal. To accomplish this, the Company will continue its current marketing efforts directed at the specialty retailers through the existing independent sales representative groups. In addition, the Company will increase its efforts to recruit independent representative groups that target large discount department store chains. The Company is also developing products, using existing molds, specifically designated for mass retailers so as to protect our long-standing customers and sales representative groups. The products selected will be chosen based not only on the desirability of the product but also on the ease of manufacture. Additionally, the Company is currently developing a new sales channel for its manufacturing overruns, accomplished by utilizing the existing direct sales force. Adding a line of lower margin products, selling manufacturing overruns, and cost reductions and controls will help increase the Company's revenues, utilize part of its excess capacity and reduce the overall cost of manufacturing. However, there can be no assurance that the bank will continue to work with the Company towards a mutually satisfactory resolution and not demand immediate payment of all L.E. Smith's outstanding bank debt; nor can there be any assurance that the Company's other note will not be called for immediate payment. Furthermore, there can be no assurance that the Company will be successful in increasing its sales and gross profit. See also Note 2 to the Consolidated Financial Statements.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the FASB finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize

                               NBI, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FIRST QUARTER, FISCAL YEAR 2002 - CONTINUED


acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS
No. 142. This Statement is effective July 1, 2002 for the Company. The Company believes the adoption of these Statements will have no material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for the Company. The Company has not yet determined the impact that this Statement will have on its consolidated financial statements upon adoption.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective July 1, 2002 for the Company. The Company has not yet determined the impact that this Statement will have on its financial statements upon adoption.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  6.          Exhibits  and  Reports  on  Form  8-K

     (a)          None

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001 or subsequently.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NBI,  INC.




November 14, 2001                          By:  /s/ Marjorie A. Cogan
-----------------                              ----------------------
     (Date)                                      Marjorie  A.  Cogan
                                             As a duly authorized officer
                                          Chief Financial Officer, Secretary