Form 10QSB
period 2001-12-31
NBI INC
filed 2002-02-14
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2001

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



        Class                                  Outstanding at February 8, 2002
--------------------------------------         -------------------------------
Common Stock, par value $.01 per share                     8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB
                      For Quarter Ended December 31, 2001





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


                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)



                                                                        December 31,  June 30,
                                                                            2001        2001
                                                                          --------    --------
                                                                        (Unaudited)   (Audited)

                                           ASSETS


Current assets:
 Cash and cash equivalents                                                $    57   $    28
 Accounts receivable, less allowance for doubtful accounts
   of $269 and $229, respectively                                           1,911     1,131
 Inventories                                                                3,402     2,925
 Prepaid state income taxes                                                    61        61
 Other current assets                                                         335       272
 Short-term deferred income taxes                                              80        80
 Net current assets of discontinued operations                                121       105
                                                                          --------  --------
      Total current assets                                                  5,967     4,602
                                                                          --------  --------


Property, plant and equipment, net                                          6,419     6,895
Note receivable from related party                                          2,375     2,538
Other assets                                                                   30        36
Net long-term assets of discontinued operations                             1,336     1,413
                                                                          --------  --------

                                                                          $16,127   $15,484
                                                                          ========  ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable               $ 5,703   $ 5,475
 Current portion of capital lease obligation                                   32        32
 Accounts payable                                                           2,034     1,515
 Accrued liabilities and other                                                485       533
                                                                          --------  --------
      Total current liabilities                                             8,254     7,555

Long-term liabilities:
 Capital lease obligation                                                     968       985
 Deferred income taxes                                                         81        81
 Postemployment disability benefits                                           128       138
 Deferred gain from sale of discontinued operation, net of taxes              881       881
                                                                          --------  --------
 Total liabilities                                                         10,312     9,640
                                                                          --------  --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized; 507,421 shares of Series A Cumulative Preferred Stock issued and
   outstanding (liquidation preference value of $5,074)                         5         5
 Capital in excess of par value - preferred stock                           4,380     4,380
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,130,520 shares issued                                                   101       101
 Capital in excess of par value - common stock                              6,566     6,566
 Accumulated deficit                                                       (4,369)   (4,340)
                                                                          --------  --------
                                                                            6,683     6,712
 Less treasury stock, at cost (2,027,200 shares)                             (868)     (868)
                                                                          --------  --------
 Total stockholders' equity                                                 5,815     5,844
                                                                          --------  --------

                                                                          $16,127   $15,484
                                                                          ========  ========





                                   See accompanying notes.


                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)



                                                 Three Months Ended   Six Months Ended
                                                    December 31,        December 31,
                                                   2001      2000      2001      2000

Revenues:
 Sales                                             $3,574   $3,981   $6,708   $7,957
 Royalty revenue, net                                  26       --       26       --
                                                   -------  -------  -------  -------
                                                    3,600    3,981    6,734    7,957
                                                   -------  -------  -------  -------

Costs and expenses:
 Cost of sales                                      2,749    3,335    5,251    6,214
 Marketing, general and administrative                730      795    1,429    1,563
                                                   -------  -------  -------  -------
                                                    3,479    4,130    6,680    7,777
                                                   -------  -------  -------  -------

 Income (loss) from operations                        121     (149)      54      180

Other income (expense):
 Interest income                                       42       65       86      121
 Other income and expenses, net                         3      (19)       2      (16)
 Interest expense                                    (108)    (111)    (228)    (193)
                                                   -------  -------  -------  -------
                                                      (63)     (65)    (140)     (88)
                                                   -------  -------  -------  -------
 Income (loss) from continuing operations before
    income taxes                                       58     (214)     (86)      92
 Income tax benefit (provision)                       (19)      15       16        2
                                                   -------  -------  -------  -------

 Income (loss) before discontinued operations          39     (199)     (70)      94
 Income (loss) from discontinued operations,
   net of income tax benefit (provision) of $2,
   $3, $(27) and $(21), respectively                   (2)     (10)      41       28
                                                   -------  -------  -------  -------

 Net income (loss)                                     37     (209)     (29)     122

Dividend requirement on preferred stock              (128)    (128)    (256)    (256)
                                                   -------  -------  -------  -------

Loss attributable to common stock                  $  (91)  $ (337)  $ (285)  $ (134)
                                                   =======  =======  =======  =======



Loss per common share - basic:
 Loss before discontinued operations               $ (.01)  $ (.04)  $ (.04)  $ (.02)
 Income (loss) from discontinued operations            --       --       --       --
                                                   -------  -------  -------  -------
 Net loss                                          $ (.01)  $ (.04)  $ (.04)  $ (.02)
                                                   =======  =======  =======  =======

Loss per common share - diluted:
 Loss before discontinued operations               $ (.01)  $ (.04)  $ (.04)  $ (.02)
 Income (loss) from discontinued operations            --       --       --       --
                                                   -------  -------  -------  -------
 Net loss                                          $ (.01)  $ (.04)  $ (.04)  $ (.02)
                                                   =======  =======  =======  =======


Weighted average number of common
   shares outstanding                               8,103    8,103    8,103    8,103
                                                   =======  =======  =======  =======



                                See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                                                          Six Months Ended
                                                                            December 31,
                                                                           2001      2000
                                                                          -------  -------

Cash flows from operating activities:
 Net income (loss)                                                        $ (29)  $   122
 Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
 Depreciation and amortization                                              647       534
 Provisions for bad debts and returns                                        53        75
 Provisions for writedowns of inventory                                      48        45
 Loss on sales of property and equipment                                     --        20
 Other                                                                      (10)       (8)
 Changes in assets -- decrease (increase):
   Accounts receivable                                                     (831)     (218)
   Inventory                                                               (528)      (42)
   Other current assets                                                     (81)      (60)
   Other assets                                                               1       (23)
 Changes in liabilities -- (decrease) increase:
   Accounts payable and accrued liabilities                                 555      (397)
   Income tax related accounts                                                5       (38)
                                                                          ------  --------
 Net cash flow provided by (used in) operating activities                  (170)       10
                                                                          ------  --------

Cash flows from investing activities:
 Funding of restricted cash to be used for purchase of crystal tank          --    (1,110)
 Refund of a portion of deposit on sale of hotel                             --      (118)
 Purchases of property and equipment                                       (155)   (1,071)
                                                                          ------  --------
 Net cash flow used in investing activities                                (155)   (2,299)
                                                                          ------  --------

Cash flows from financing activities:
 Collections on note receivable                                             163         2
 Proceeds from new line of credit, term loan and interim loan                --     5,650
 Payoff of existing line of credit, term loan and interim loan               --    (2,406)
 Net borrowings on lines of credit                                          529       198
 Payments on notes payable                                                 (316)     (129)
 Payments on IRS debt                                                        --      (878)
 Payments on capital lease obligation                                       (17)       --
                                                                          ------  --------
 Net cash flow provided by financing activities                             359     2,437
                                                                          ------  --------

 Net increase in cash and cash equivalents                                   34       148

Less change in cash and cash equivalents included in net current assets
   or liabilities of discontinued operations                                 (5)      (70)

Cash and cash equivalents at beginning of period                             28        33
                                                                          ------  --------

Cash and cash equivalents at end of period                                $  57   $   111
                                                                          ======  ========




                                  See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                Six Months Ended
                                                                  December 31,
                                                                 2001      2000

Supplemental disclosures of cash flow information:

 Interest paid                                                   $272     $499
                                                                 ====     ====

 Income taxes paid                                               $  3     $ 87
                                                                 ====     ====

 Noncash purchases of property, plant and equipment included in
   accounts payable at end of period                             $ 32     $106
                                                                 ====     ====

 Application of a portion of deposit on sale of hotel
   towards accrued interest on note receivable from a related
   party and other miscellaneous receivable                      $ --     $124
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

The Company recognizes royalty revenues from sublicensees under its decoder master license when earned. The royalty revenues are presented net of related royalties earned by the master licensor. The Company incurs minimum royalties expense when the minimum royalties payable under the terms of the master license agreement are estimated to exceed the royalties earned based upon revenues. The minimum royalty expense is included in marketing general and administrative expenses.

Beginning in the fourth quarter of fiscal 2001, freight charges billed to customers, which were previously treated as a reduction of freight costs and included in cost of sales, have been reclassified as an addition to sales revenue. The financial statements have been restated to conform to this presentation. Freight charges billed to customers totaled $55,000 and $125,000 for the three and six months ended December 31, 2001, respectively. Certain other items in the fiscal 2001 financial statements have been reclassified to conform to the fiscal 2002 manner of presentation.


Note  2  -  Going  Concern  and  Management's  Plan
---------------------------------------------------

As of January 31, 2002, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $265,000. L.E. Smith has not been able to repay the overborrowings on its revolving line of credit which is required to be repaid promptly. In addition, L.E. Smith has not been able to meet certain financial ratios required under the credit agreement. These conditions allow the bank, at its option, to demand immediate payment of the
entire  outstanding  bank  debt.    The  Company's  inability  to  repay  the
overborrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed in the Report of Independent Auditors included in the Company's Form 10-KSB for the fiscal year ended June 30, 2001. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty, other than the reclassification of $2,136,000 and $2,457,000 of the Company's notes payable to current at December 31 and June 30, 2001, respectively.

Management has been in discussions with its bank regarding this situation and is working with the bank towards a mutually satisfactory resolution, including a possible restructuring of the terms of its bank debt. In addition, the Company is in the process of obtaining a $250,000 second mortgage on the Belle Vernon Holiday Inn, the proceeds of which will be used to pay down a majority of L.E. Smith's overborrowings. The Company has been and plans on continuing to reduce its overborrowings and improve its financial ratios by increasing revenues and gross profit, conserving cash through cost reductions and controls and significantly reducing its capital expenditures. Revenue decreased significantly in the second half of fiscal 2001 and the first six months of fiscal 2002 primarily due to the downturn in the economy resulting in changing markets served by L.E. Smith, including a decline in demand for pressed glass from traditional customers. In order to better utilize the plant capacity, L.E. Smith has started marketing to medium and large discount department stores. The major challenge for the Company is to combine the higher margin, lower volume specialty and catalog business with a lower margin, higher volume business with more of a mass appeal. To accomplish this, the Company will continue its current marketing efforts directed at the specialty retailers through the existing independent sales representative groups. In addition, the Company will increase its efforts to recruit independent representative groups that target large discount department store chains. The Company is also developing products, using existing molds, specifically designated for mass retailers so as to protect our long-standing customers and sales representative groups. The products selected will be chosen based not only on the desirability of the product but also on the ease of manufacture. Additionally, the Company is currently developing a new sales channel for its manufacturing overruns, accomplished by utilizing the existing direct sales force. Adding a line of lower margin products, selling manufacturing overruns, and cost reductions and controls will help increase the Company's revenues, utilize part of its excess capacity and reduce the overall cost of manufacturing. However, there can be no assurance that the bank will continue to work with the Company towards a mutually satisfactory resolution and not demand immediate payment of all L.E. Smith's outstanding bank debt; nor can there be any assurance that the Company's other note will not be called for immediate payment. Furthermore, there can be no assurance that the Company will be successful in increasing its sales and gross profit.

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
------------------------------------

On August 19, 1999, the Board of Directors voted to sell the stock of its wholly-owned subsidiary, NBI Properties, Inc. ("NBI Properties") (see Note
13). Therefore, the Company has discontinued its hotel operation, and it has separately reported the income or loss from this segment as discontinued operations as follows:

                                                Three months ended  Six months ended
                                                   December 31,       December 31,
                                                   2001    2000      2001      2000


 Revenues from discontinued operations            $580   $542      $1,253   $1,215
                                                  =====  =====     =======  =======

 Income (loss) from discontinued operations
    before income taxes                           $ (4)  $(13)     $   68   $   49
 Income tax benefit (provision)                      2      3         (27)     (21)
                                                  -----  -----     -------  -------

 Net income (loss) from discontinued operations   $ (2)  $(10)     $   41   $   28
                                                  =====  =====     =======  =======

The Company intends to sell all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by NBI's CEO, Jay H. Lustig (see
Note 13). The Company expects a significant gain overall from the discontinued operations of the hotel, and therefore, no amount has been recorded related to this disposal; this gain will be recognized when realized.

The net long-term assets of discontinued operations at December 31, 2001 consisted primarily of land, buildings and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable. The net current assets of discontinued operations at December 31, 2001 consisted primarily of cash, net of accounts payable and accrued liabilities.


Note  5  -  Inventories
-----------------------

Inventories are comprised of the following amounts, which are presented net of reserves totaling $202,000 and $154,000 at December 31 and June 30, 2001, respectively:



                   December 31,   June 30,
                       2001         2001


    Raw materials    $  667       $  618
    Work in process     688          590
    Finished goods    2,047        1,717
                     ------       ------
                     $3,402       $2,925
                     ======       ======


                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  6  -  Other  Current  Assets
----------------------------------

Included in other current assets totaling $335,000 at December 31, 2001, were $70,000 of prepaid royalties related to the Company's master license agreement for its new decoder business venture. Also included in other current assets at December 31, 2001 was accrued interest on the note receivable from related party of $43,000 and restricted cash of $6,000, representing amounts held in trust for payments under self-insured plans.


Note  7  -  Note  Receivable  from  Related  Party
--------------------------------------------------

In conjunction with the sale of the land and construction-in-progress of NBI's wholly-owned subsidiary, Willowbrook Properties, Inc. (Willowbrook Properties), on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from an entity which is 100% owned and controlled by NBI's CEO (see Note 13). The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 7.125% determined on December 31, 2000 for all of calendar 2001, a rate of 5.05% determined at December 31, 2001 for all of calendar 2002, and the rate to be redetermined each succeeding December 31 for the following calendar year's rate. The note is collateralized by a second security interest in the property and is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006. The Company has received unscheduled principal payments of totaling $163,000
during  fiscal  2002.    These funds were used to pay minimum royalty payments
required under the Company's master license agreement related to the new decoder business venture and for other working capital needs of the Company (see Note 6).


Note  8  -  Income  Taxes
-------------------------

The Company recorded an income tax provision from continuing operations of $19,000 and an income tax benefit from continuing operations of $16,000 for the three and six months ended December 31, 2001, respectively. For the three and six months ended December 31, 2000, the Company recorded income tax benefits from continuing operations of $15,000 and $2,000, respectively. These benefits and provisions include state and other income taxes primarily related to the Company's Pennsylvania operations.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three or six months ended December 31, 2001 or 2000.


Note  9  -  Deferred  Gain  from  Sale  of  Operation
-----------------------------------------------------

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
----------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At December 31, 2001, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at December 31, 2001. At December 31, 2001, one million registered common stock purchase warrants at $1.20 per share, issued in conjunction with the Company's preferred stock offering in fiscal 1999, were outstanding.

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At December 31, 2001, 507,421 registered shares of Series A Cumulative Preferred Stock were issued and outstanding.

The Company reported dividend requirements of $128,000 attributable to its preferred stock for each of the quarters ended December 31, 2001 and 2000 and $256,000 for the six months ended December 31, 2001 and 2000, respectively. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the elections of the holders. No dividends have been declared or paid subsequently. Cumulative unpaid dividends totaled approximately $1,281,000 as of December 31, 2001.


Note  11  -  Income  (Loss)  Per  Common  Share
-----------------------------------------------

The Company reports earnings per common share in accordance with SFAS No. 128 issued by the Financial Accounting Standards Board ( FASB ). The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income (loss) before discontinued operations:



                                                   For the quarters ended
                                                        December 31,
                                                   2001              2000
                                               Basic   Diluted   Basic   Diluted
                                         (Amounts in thousands except per share data)


Income (loss) before discontinued operations  $   39   $   39   $ (199)  $ (199)

Dividend requirement on preferred stock         (128)    (128)    (128)    (128)
                                              -------  -------  -------  -------

Loss before discontinued operations
  attributable to common stockholders         $  (89)  $  (89)  $ (327)  $ (327)
                                              =======  =======  =======  =======

Weighted average number of common
  shares outstanding                           8,103    8,103    8,103    8,103
                                              =======           =======

Assumed conversions of stock options                       --                --
                                                       -------           -------

                                                        8,103             8,103
                                                       =======           =======

Loss per common share
  before discontinued operations              $ (.01)  $ (.01)  $ (.04)  $ (.04)
                                              =======  =======  =======  =======



                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                                 For the six months ended
                                                       December 31,
                                                  2001               2000
                                              Basic   Diluted    Basic   Diluted
                                         (Amounts in thousands except per share data)


Income (loss) before discontinued operations  $  (70)  $  (70)  $   94   $   94

Dividend requirement on preferred stock         (256)    (256)    (256)    (256)
                                              -------  -------  -------  -------

Loss before discontinued operations
  attributable to common stock                $ (326)  $ (326)  $ (162)  $ (162)
                                              =======  =======  =======  =======

Weighted average number of common
  shares outstanding                           8,103    8,103    8,103    8,103
                                              =======           =======

Assumed conversions of stock options                       --                --
                                                       -------           -------
                                                        8,103             8,103
                                                       =======           =======

Loss per common share before
  discontinued operations                     $ (.04)  $ (.04)  $ (.02)  $ (.02)
                                              =======  =======  =======  =======


Because the Company had losses before discontinued operations attributable to its common stock for the three and six months ended December 31, 2001 and 2000, none of its outstanding options and warrants were included in the computation of diluted earnings per share, as their effect would be anti-dilutive.


The  options  and  warrants  outstanding at December 31, 2001 were as follows:


          Exercise             Number
           Price             Outstanding


       Stock options:
           $ .22               350,000
           $ .38               201,000
           $ .77               400,000

       Warrants:
           $ .89             1,700,000
           $1.20             1,000,000
                             ---------
                             3,651,000
                             =========





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

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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


Note  14  -    Recent  Accounting  Pronouncements
-------------------------------------------------

In June 2001, the FASB finalized SFAS No. 141, Business Combinations , and SFAS No. 142, Goodwill and Other Intangible Assets . SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No.
142. This Statement is effective July 1, 2002 for the Company. The Company believes the adoption of these Statements will have no material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective July 1, 2002 for the Company. The Company has not yet determined the impact that this Statement will have on its consolidated financial statements upon adoption.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective July 1, 2002 for the Company. The Company has not yet determined the impact that this Statement will have on its consolidated financial statements upon adoption.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       SECOND QUARTER, FISCAL YEAR 2002


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

RESULTS  OF  OPERATIONS

Revenues from continuing operations totaled $3,600,000 and $6,734,000 for the three and six months ended December 31, 2001, respectively, compared to
$3,981,000 and $7,957,000 for the same periods in the prior fiscal year, reflecting declines of $381,000, or 9.6% and $1,223,000 or 15.4%, respectively. L.E. Smith experienced declines in sales to many of its customers, particularly specialty stores, gift stores and lighting customers, primarily due to the weak economy. However, L.E. Smith did have increases from a few of its medium-sized customers, mainly department stores and one new home-party business, as well as increases of $33,000 and $116,000 in revenues from its largest customer for the three and six months ended December 31, 2001, respectively, compared to the same periods in the prior fiscal year. In addition, the Company recognized revenues totaling $153,000 during the first quarter of fiscal 2002 from a tent sale held in July to generate additional cash. The Company also recognized net royalty revenues of $26,000 during the second quarter of fiscal 2002 from a sublicensee under its master license related to its new decoder business.

Revenues from continuing operations are expected to reflect a small increase for the three months ended March 31, 2002 compared to the same period in the prior fiscal year as the Company expects a moderate increase in revenues from L.E. Smith's largest customer during the third quarter of fiscal 2002, as well as the addition of a moderate amount of revenues from its new home-party customer and from its new decoder business. However, these increases will be significantly offset by the absence of a large initial order from a new customer as included in the third quarter of fiscal 2001, as well as declines expected
from  other  customers.    Revenues from continuing operations are expected to
decrease moderately for the three months ended March 31, 2002 compared to the second quarter of fiscal 2002, primarily due to seasonal variations, including a significant decrease in revenues from its largest customer, slightly offset by a small increase in projected revenues from its new decoder business.

Cost of sales from continuing operations as a percentage of related sales revenue was 76.9% for the quarter ended December 31, 2001, compared to 83.8% for the same period in fiscal 2001. The resulting improvement in gross margin was primarily related to reduced labor costs resulting from lower headcount and the absence of year-end bonuses in fiscal 2002. In addition, the Company experienced a decrease of $116,000 in utilities due to a moderate decrease in the contracted natural gas price beginning October 1, 2001, decreased natural gas usage related to efficiencies from the installation of a new crystal tank in March 2001, and decreased liquid oxygen requirements, from its new oxygen generating facility placed in service in December 2000. However, these savings were partially offset by higher insurance and depreciation expenses (increases of $19,000 and $49,000, respectively). For the six months ended December 31, 2001 and 2000 cost of sales from continuing operations as a percentage of related revenue was 78.3% and 78.1%, respectively. The impact of lower sales volume available to cover fixed costs, lower margins realized related to a tent sale in July as well as increased sales discounting, and higher insurance and depreciation expenses (increases of $44,000 and $101,000, respectively) were significantly offset by savings resulting from reduced labor costs, lower utilities ($131,000 decrease) and general cost control measures.

Cost of sales from continuing operations as a percentage of related sales revenue for the third quarter of fiscal 2002 is expected to reflect a significant decrease compared to the third quarter of fiscal 2001. Savings related to (i) a significant decline in utilities, due to moderately lower contract gas prices and reduced requirements resulting from the new crystal tank and oxygen generating facilities installed during fiscal 2001; (ii) the absence of production inefficiencies associated with the installation of the new crystal tank in the prior year; and (iii) cost saving measures are expected

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       SECOND QUARTER, FISCAL YEAR 2002


to be partially offset by increases in depreciation, due to significant capital improvements placed in service during fiscal 2001, insurance expenses, from general cost increases, and unemployment taxes, due to an increase in the tax rate for calendar 2002. Cost of sales from continuing operations as a percentage of related sales revenue for the third quarter of fiscal 2002 is expected to increase significantly compared to the second quarter of fiscal 2002. The Company expects a significant decrease in the projected sales revenue volume, increased health insurance premiums and higher unemployment taxes, due to both an increase in the tax rate and the beginning of a new calendar year, slightly offset by a decrease related to a lower number of paid holidays.

Marketing, general and administrative expenses from continuing operations totaled $730,000 and $1,429,000 for the three and six months ended December 31, 2001, respectively, compared to $795,000 and $1,563,000 for the same periods in fiscal 2001, reflecting decreases of $65,000, or 8.2%, and $134,000, or 8.6%, respectively. These decreases were primarily due to substantially lower sales commissions (decreases of $40,000 and $97,000, respectively), resulting from the decline in revenues and increased price discounting, and decreases in other costs due to cost control measures. However, these savings were partially offset by sales and marketing expenses associated with the new decoder business totaling $98,000 and $112,000 for the three and six months ended December 31, 2001, respectively, including $64,000 of minimum royalties expensed in the second fiscal quarter related to amounts estimated to exceed earned royalties prior to the expiration of the initial term of the master license agreement on March 31, 2002. In addition, during the six months ended December 31, 2001, compared to the same period in the prior fiscal year, the Company recorded additional sales and marketing expenses of $41,000 associated with the tent sale in July, but experienced a decline of $22,000 in bad debt provisions primarily due to the decline in sales. Bad debt expense was consistent for the quarters ended December 31, 2001 and 2000 and both periods included additional provisions for insolvent companies.

Marketing, general and administrative expenses from continuing operations for the third quarter of fiscal 2002 are expected to reflect a small decrease compared to the same period of the prior fiscal year, as decreases resulting from general cost saving measures and lower projected bad debt provisions are expected to be offset significantly by the addition of sales and marketing expenses associated with the new decoder business. Marketing, general and administrative expenses for the third quarter of fiscal 2002 are expected to be moderately lower compared to the second quarter of fiscal 2002. The Company expects a decrease in minimum royalties expense related to the new decoder business and lower projected bad debt provisions partially offset by increased sales and marketing expenses due to increased trade show activity and increased activity associated with the new decoder business.

Interest expense totaled $108,000 and $111,000 for the quarters ended December 31, 2001 and 2000, respectively. An increase related to interest on a higher average balance of debt outstanding due to L.E. Smith's new bank financing which closed on October 31, 2000, the Company's new capital lease obligation beginning December 1, 2000 and its new low-interest equipment loan which closed on April 18, 2001, was offset by significantly lower overall interest rates despite a 1% increase in the Company's interest rate on the bank financing effective October 1, 2001 (from prime to prime plus 1%) due to L.E. Smith's failure to meet certain financial ratios during fiscal 2001. Interest expense totaled $228,000 and $193,000 for the six months ended December 31, 2001 and 2000, respectively. The increase resulted primarily from interest on a higher average balance of debt outstanding partially offset by significantly lower overall interest rates and the absence of interest on the IRS debt as incurred during the first quarter of fiscal 2001.

The Company recorded an income tax provision from continuing operations of $19,000 and an income tax benefit from continuing operations of $16,000 for the three and six months ended December 31, 2001, respectively. For the three and six months ended December 31, 2000, the Company recorded income tax benefits from continuing operations of $15,000 and $2,000, respectively. Included in the provision and benefits are state and other income taxes primarily related to the Company's Pennsylvania operations. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no non-cash components included in the income tax benefit and provision for the three or six months ended December 31, 2001 and 2000.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       SECOND QUARTER, FISCAL YEAR 2002


DISCONTINUED  OPERATIONS

On August 19, 1999, the Board of Directors voted to sell the stock of its wholly-owned subsidiary, NBI Properties (see Notes 4 and 13 to accompanying consolidated financial statements). Therefore, the Company has discontinued its hotel operation, and it has separately reported the income or loss from this segment as discontinued operations for the three and six months ended December 31, 2001 and 2000.

Revenues from discontinued operations totaled $580,000 and $1,253,000 for the three and six months ended December 31, 2001, compared to $542,000 and $1,215,000 for the same periods in the prior fiscal year. The increase was primarily related to an increase in the average daily room rental rate. Although the hotel had a moderate increase in occupancy rate in the second quarter of fiscal 2002 as compared to 2001, year-to-date, the occupancy rate reflected a small decline.

The Company recorded net losses from discontinued operations of $2,000 and $10,000 for the second quarter of fiscal 2002 and 2001, respectively. Year-to-date, the Company recorded net income from discontinued operations of $41,000 in fiscal 2002 compared to $28,000 in fiscal 2001. These improvements were primarily related to the increased revenue.

The net long-term assets of discontinued operations at December 31, 2001 consisted primarily of land, buildings and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable. The net current assets of discontinued operations at December 31, 2001 consisted primarily of cash, net of accounts payable and accrued liabilities.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets increased $643,000 to $16.1 million at December 31, 2001 from $15.5 million at June 30, 2001. The Company experienced a substantial increase in trade accounts receivable, resulting from significantly increased revenues in the quarter ended December 31, 2001 compared to the quarter ended June 30, 2001, and an increase in inventory due to increased production during the period. These increases were partially
offset  by    decreases  in  property,  plant  and  equipment,  related  to depreciation, and in the note receivable from related party from unscheduled principal payments received. The Company had working capital deficits of $2,287,000 and $2,953,000 at December 31 and June 30, 2001, respectively. The improvement resulted from the increases noted in accounts receivable and inventory, partially offset by increases in short-term borrowings and current portion of notes payable, and accounts payable at December 31, 2001.

The Company significantly reduced its capital expenditures in the first six months of fiscal 2002 as compared to the same period in the prior fiscal year and did not have any significant construction-in-progress outstanding at
December 31, 2001. The Company plans to continue restricting its capital expenditures for the remainder of fiscal 2002.

The Company expects its working capital requirements in the next fiscal year to be met by internally generated funds including interest income on the note receivable from a related party, potential unscheduled principal payments on the note receivable from a related party and, for L.E. Smith's requirements, short-term borrowings under an existing line of credit. However, as of January 31, 2002, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $265,000. L.E. Smith has not been able to repay the overborrowings on its revolving line of credit which is required to be repaid promptly. In addition, L.E. Smith has not been able to meet
certain  financial  ratios  required  under  the  credit  agreement.    These
conditions  allow  the bank, at its option, to demand immediate payment of the
entire  outstanding  bank  debt.    The  Company's  inability  to  repay  the
overborrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed in the Report of Independent Auditors included in the Company's Form 10-KSB for the fiscal year ended June 30, 2001. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty, other than the reclassification of $2,136,000 and $2,457,000 of the Company's long-term notes payable to current at December 31 and June 30, 2001, respectively.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       SECOND QUARTER, FISCAL YEAR 2002


Management has been in discussions with its bank regarding this situation and is working with the bank towards a mutually satisfactory resolution, including a possible restructuring of the terms of its bank debt. In addition, the Company is in the process of obtaining a $250,000 second mortgage on the Belle Vernon Holiday Inn, the proceeds of which will be used to pay down a majority of L.E. Smith's overborrowings. The Company has been and plans on continuing to reduce its overborrowings and improve its financial ratios by increasing revenues and gross profit, conserving cash through cost reductions and controls and significantly reducing its capital expenditures. Revenue decreased significantly in the second half of fiscal 2001 and the first six months of fiscal 2002 primarily due to the downturn in the economy resulting in changing markets served by L.E. Smith, including a decline in demand for pressed glass from traditional customers. In order to better utilize the plant capacity, L.E. Smith has started marketing to medium and large discount department stores. The major challenge for the Company is to combine the higher margin, lower volume specialty and catalog business with a lower margin, higher volume business with more of a mass appeal. To accomplish this, the Company will continue its current marketing efforts directed at the specialty retailers through the existing independent sales representative groups. In addition, the Company will increase its efforts to recruit independent representative groups that target large discount department store chains. The Company is also developing products, using existing molds, specifically designated for mass retailers so as to protect our long-standing customers and sales representative groups.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the FASB finalized SFAS No. 141, Business Combinations , and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No.
142. This Statement is effective July 1, 2002 for the Company. The Company believes the adoption of these Statements will have no material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective July 1, 2002 for the Company. The Company has not yet determined the impact that this Statement will have on its consolidated financial statements upon adoption.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective July 1, 2002 for the Company. The Company has not yet determined the impact that this Statement will have on its consolidated financial statements upon adoption.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  6.          Exhibits  and  Reports  on  Form  8-K

     (a)          None

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 2001 or subsequently.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     NBI,  INC.




February  14,  2002                    By:    /s/ Marjorie A. Cogan
-------------------                        -----------------------------------
     (Date)                                       Marjorie A. Cogan
                                             As a duly authorized officer
                                          Chief Financial Officer, Secretary