Form 10QSB
period 2002-03-31
NBI INC
filed 2002-05-15
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-QSB


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

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

                                                 [X]  YES             [  ]  NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                                Outstanding at May 8, 2002
-----------------------------------------           --------------------------
Common Stock, par value $.01 per share                        8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB
                       For Quarter Ended March 31, 2002





                                                                 PAGE
                                                               --------
PART  I - FINANCIAL INFORMATION

Consolidated Financial Statements (Unaudited)                     3 - 6

Supplementary Notes to Consolidated Financial
  Statements (Unaudited)                                         7 - 13

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                     14 - 20


PART  II - OTHER INFORMATION                                         21


                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)

                                                                         March 31,    June 30,
                                                                            2002       2001
                                                                        (Unaudited)  (Audited)
                                                   ASSETS
                                                   ------
Current assets:
 Cash and cash equivalents                                                $   111   $    28
 Accounts receivable, less allowance for doubtful accounts
   of $262 and $229, respectively                                           1,280     1,131
 Inventories                                                                3,412     2,925
 Prepaid state income taxes                                                    61        61
 Other current assets                                                         222       272
 Short-term deferred income taxes                                              80        80
 Net current assets of discontinued operations                                 91       105
                                                                          --------  --------
       Total current assets                                                 5,257     4,602

Property, plant and equipment, net                                          6,267     6,895
Note receivable from related party                                          2,375     2,538
Other assets                                                                   28        36
Net long-term assets of discontinued operations                             1,311     1,413
                                                                          --------  --------
                                                                          $15,238   $15,484
                                                                          ========  ========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable               $ 5,418   $ 5,475
 Current portion of capital lease obligation                                   32        32
 Accounts payable                                                           1,750     1,515
 Accrued liabilities and other                                                720       533
                                                                          --------  --------
      Total current liabilities                                             7,920     7,555

Long-term liabilities:
 Capital lease obligation                                                     959       985
 Deferred income taxes                                                         81        81
 Postemployment disability benefits                                           124       138
 Deferred gain from sale of discontinued operation, net of taxes              881       881
                                                                          --------  --------
      Total liabilities                                                     9,965     9,640
                                                                          --------  --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized; 507,421 shares of Series A Cumulative Preferred Stock issued and
   outstanding (liquidation preference value of $5,074)                         5         5
 Capital in excess of par value - preferred stock                           4,380     4,380
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,130,520 shares issued                                                   101       101
 Capital in excess of par value - common stock                              6,566     6,566
 Accumulated deficit                                                       (4,911)   (4,340)
                                                                          --------  --------
                                                                            6,141     6,712
 Less treasury stock, at cost (2,027,200 shares)                             (868)     (868)
                                                                          --------  --------
 Total stockholders' equity                                                 5,273     5,844
                                                                          --------  --------
                                                                          $15,238   $15,484
                                                                          ========  ========





                                   See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)


                                                       Three Months Ended  Nine Months Ended
                                                            March 31,          March 31,
                                                          2002     2001      2002      2001
Revenues:
 Sales                                                   $3,303   $3,289   $10,011   $11,246
 Royalty revenue, net                                        13       --        39        --
                                                         -------  -------  --------  --------
                                                          3,316    3,289    10,050    11,246
                                                         -------  -------  --------  --------

Costs and expenses:
 Cost of sales                                            2,959    2,976     8,210     9,190
 Marketing, general and administrative                      766      714     2,195     2,277
                                                         -------  -------  --------  --------
                                                          3,725    3,690    10,405    11,467
                                                         -------  -------  --------  --------

Loss from operations                                       (409)    (401)     (355)     (221)

Other income (expense):
 Interest income                                             29       52       115       173
 Other income and expenses, net                               1       --         3       (16)
 Interest expense                                          (103)    (113)     (331)     (306)
                                                         -------  -------  --------  --------
                                                            (73)     (61)     (213)     (149)
                                                         -------  -------  --------  --------
Loss from continuing operations before
   income taxes                                            (482)    (462)     (568)     (370)
Income tax benefit (provision)                              (21)      30        (5)       32
                                                         -------  -------  --------  --------

Loss before discontinued operations                        (503)    (432)     (573)     (338)
Income (loss) from discontinued operations,
   net of income tax benefit (provision) of $20,
   $17, $(7) and $(4), respectively                         (39)     (65)        2       (37)
                                                         -------  -------  --------  --------

Net loss                                                   (542)    (497)     (571)     (375)

Dividend requirement on preferred stock                    (128)    (128)     (384)     (384)
                                                         -------  -------  --------  --------

Loss attributable to common stock                        $ (670)  $ (625)  $  (955)  $  (759)
                                                         =======  =======  ========  ========



Loss per common share - basic and diluted:
 Loss before discontinued operations                     $ (.08)  $ (.07)  $  (.12)  $  (.09)
 Loss from discontinued operations                           --     (.01)       --        --
                                                         -------  -------  --------  --------
 Net loss                                                $ (.08)  $ (.08)  $  (.12)  $  (.09)
                                                         =======  =======  ========  ========

Weighted average number of common
 shares outstanding                                       8,103    8,103     8,103     8,103
                                                         =======  =======  ========  ========



                                    See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                             March 31,
                                                                          2002      2001
Cash flows from operating activities:
 Net loss                                                              $  (571)  $  (375)
 Adjustments to reconcile net loss to net cash
  flow provided by operating activities:
 Depreciation and amortization                                             963       813
 Provision for bad debts and returns                                        48        93
 Provision for write-downs of inventory                                     82        38
 Loss on sales of property and equipment                                    --        18
 Other                                                                     (14)      (12)
 Changes in assets -- decrease (increase):
   Accounts receivable                                                    (199)      (34)
   Inventories                                                            (570)       54
   Other current assets                                                     31      (216)
   Other assets                                                             (3)      (28)
 Changes in liabilities -- (decrease) increase:
   Accounts payable and accrued liabilities                                503       (38)
   Income taxes payable                                                      5       (42)
                                                                       --------  --------
      Net cash flow provided by operating activities                       275       271
                                                                       --------  --------

Cash flows from investing activities:
 Proceeds from sales of property and equipment                              --         2
 Refund of a portion of deposit on sale of hotel                            --      (118)
 Purchases of property and equipment                                      (230)   (2,412)
                                                                       --------  --------
      Net cash flow used in investing activities                          (230)   (2,528)
                                                                       --------  --------

Cash flows from financing activities:
 Collections on note receivable                                            163         4
 Proceeds from new line of credit, term loan and interim loan               --     5,650
 Payoff of existing line of credit, term loan and interim loan              --    (2,406)
 Net borrowings on lines of credit                                         399       202
 Payments on notes payable                                                (478)     (258)
 Payments on IRS debt                                                       --      (878)
 Payments on capital lease obligation                                      (26)       --
                                                                       --------  --------
      Net cash flow provided by financing activities                        58     2,314
                                                                       --------  --------

Net increase in cash and cash equivalents                                  103        57

Less change in cash and cash equivalents included in net current assets
   or liabilities of discontinued operations                               (20)      (34)

Cash and cash equivalents at beginning of period                            28        33
                                                                       --------  --------

Cash and cash equivalents at end of period                               $ 111   $    56
                                                                       ========  ========




                                  See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                          March 31,
                                                                        2002     2001
Supplemental disclosures of cash flow information:


 Interest paid                                                         $382     $634
                                                                       ====     ====

 Income taxes paid                                                     $  4     $ 89
                                                                       ====     ====

 Noncash purchases of property, plant and equipment included in
   accounts payable and accrued liabilities at end of period           $ 82     $380
                                                                       ====     ====

 Application of a portion of deposit on sale of hotel
   towards accrued interest on note receivable from a related
   party and other miscellaneous receivable                            $ --     $124
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

Revenue from sales of products is recognized when title passes, generally when the goods are shipped, except for goods shipped on consignment. Revenue is recognized from products shipped on consignment when the consignee sells the goods. Freight charges billed to customers are included in revenue. The Company recognizes royalty revenues from sublicensees under its decoder master license as earned when the sublicensee has substantially completed the work per the terms of the sales agreement. The royalty revenues are presented net of related royalties earned by the master licensor. The Company incurs minimum royalties expense when the minimum royalties payable under the terms of the master license agreement are estimated to exceed the royalties earned based upon revenues. The minimum royalty expense is included in marketing, general and administrative expenses.

Beginning in the fourth quarter of fiscal 2001, freight charges billed to customers, which were previously treated as a reduction of freight costs and included in cost of sales, have been reclassified as an addition to sales revenue. The financial statements have been restated to conform to this presentation. Freight charges billed to customers totaled $66,000 and $191,000 for the three and nine months ended March 31, 2001, respectively. Certain other items in the fiscal 2001 financial statements have been reclassified to conform to the fiscal 2002 manner of presentation.


Note  2  -  Going  Concern  and  Management's  Plan
---------------------------------------------------

As of May 10, 2002, the borrowings under L.E. Smith Glass Company's ("L.E. Smith") revolving line of credit exceeded the allowed borrowing base by $185,000. L.E. Smith has not been able to repay the overborrowings on its revolving line of credit which is required to be repaid promptly. In addition, L.E. Smith has not been able to meet certain financial ratios required under
the  credit  agreement.   These  conditions  allow the bank, at its option, to
demand immediate payment of the entire outstanding bank debt.   The  Company's
inability to repay the overborrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed in the Report of Independent Auditors included in the Company's Form 10-KSB for the fiscal year ended June 30, 2001. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty, other than the reclassification of $2,001,000 and $2,457,000 of the Company's notes payable to current at March 31, 2002 and June 30, 2001, respectively.

Management has been in discussions with its bank regarding this situation and is working with the bank towards a mutually satisfactory resolution, including a possible restructuring of the terms of its bank debt. On April, 12, 2002, the Company reduced its overborrowings under L.E. Smith's revolving line of credit by $250,000 with the proceeds from a second mortgage on its hotel (see
Note 14). L.E. Smith has been working on and plans to continue trying to reduce its overborrowings and improve its financial ratios by increasing revenues and gross profit, conserving cash through cost reductions and controls and significantly reducing its capital expenditures. Revenue decreased significantly beginning in the second half of fiscal 2001 and continuing throughout fiscal 2002 primarily due to the downturn in the economy resulting in changing markets served by L.E. Smith, including a decline in demand for pressed glass from traditional customers. In order to better utilize the plant capacity, L.E. Smith has started marketing to medium and large discount department stores. The major challenge for the Company is to combine the higher margin, lower volume specialty and catalog business with a lower margin, higher volume business with more of a mass appeal. To accomplish this, the Company will continue its current marketing efforts directed at the specialty retailers through the existing independent sales representative groups. In addition, the Company will increase its efforts to recruit independent representative groups that target large discount department store chains. The Company is also developing products, using existing molds, specifically designated for mass retailers so as to protect our long-standing

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


customers and sales representative groups. The products selected will be chosen based not only on the desirability of the product but also on the ease of manufacture. Additionally, the Company is currently developing a new sales channel for its manufacturing overruns, accomplished by utilizing the existing direct sales force. Adding a line of lower margin products, selling manufacturing overruns, and cost reductions and controls will help increase the Company's revenues, utilize part of its excess capacity and reduce the overall cost of manufacturing. However, there can be no assurance that the bank will continue to work with the Company towards a mutually satisfactory resolution and not demand immediate payment of all L.E. Smith's outstanding bank debt; nor can there be any assurance that the Company's other note will not be called for immediate payment. Furthermore, there can be no assurance that the Company will be successful in increasing its sales and gross profit.


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
------------------------------------

On August 19, 1999, the Board of Directors voted to sell the stock of its wholly-owned subsidiary, NBI Properties, Inc. ("NBI Properties"). Therefore, the Company has discontinued its hotel operation, and it has separately reported the income or loss from this segment as discontinued operations as follows:

                                             Three months ended  Nine months ended
                                                   March 31,         March 31,
                                                  2002   2001      2002     2001
                                                       (Amounts in thousands)
 Revenues from discontinued operations            $464   $441     $1,717   $1,656
                                                  =====  =====    =======  =======

 Income (loss) from discontinued operations
    before income taxes                           $(59)  $(82)    $    9   $  (33)
 Income tax benefit (provision)                     20     17         (7)      (4)
                                                  -----  -----    -------  -------

 Net income (loss) from discontinued operations   $(39)  $(65)    $    2   $  (37)
                                                  =====  =====    =======  =======



The Company intends to sell all of the capital stock of NBI Properties to an entity which is 100% owned and controlled by NBI's CEO, Jay H. Lustig (see
Note 12). The Company expects a significant gain overall from the discontinued operations of the hotel, and therefore, no amount has been recorded related to this disposal; this gain will be recognized when realized.

The net long-term assets of discontinued operations at March 31, 2002 consisted primarily of land, buildings and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable. The net current assets of discontinued operations at March 31, 2002 consisted primarily of cash, net of accounts payable and accrued liabilities.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  5  -  Inventories
-----------------------

Inventories are comprised of the following amounts, which are presented net of reserves totaling $236,000 and $154,000 at March 31, 2002 and June 30, 2001, respectively:


                                      March 31,     June 30,
                                        2002          2001
                                      (Amounts in thousands)
Raw materials                          $  627       $  618
Work in process                           714          590
Finished goods                          2,071        1,717
                                       ------       ------
                                       $3,412       $2,925
                                       ======       ======




Note  6  -  Note  Receivable  from  Related  Party
--------------------------------------------------

In conjunction with the sale of the land and construction-in-progress of NBI's wholly-owned subsidiary, Willowbrook Properties, Inc. ("Willowbrook Properties"), on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from an entity which is 100% owned and controlled by NBI's CEO (see Note 12). The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 7.125% determined on December 31, 2000 for all of calendar 2001, a rate of 5.05% determined at December 31, 2001 for all of calendar 2002, and the rate to be redetermined each succeeding December 31 for the following calendar year's rate. The note is collateralized by a second security interest in the property and is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006. The Company has received unscheduled principal payments totaling $163,000 during fiscal 2002. These funds were used to pay minimum royalty payments required under the Company's master license agreement related to the new decoder business venture and for other working capital needs of the Company.


Note  7  -  Income  Taxes
-------------------------

The Company recorded income tax provisions from continuing operations of $21,000 and $5,000 for the three and nine months ended March 31, 2002, respectively. For the three and nine months ended March 31, 2001, the Company recorded income tax benefits from continuing operations of $30,000 and $32,000, respectively. These benefits and provisions include state and other income taxes primarily related to the Company's Pennsylvania operations.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three or nine months ended March 31, 2002 or 2001.


Note  8  -  Deferred  Gain  from  Sale  of  Operation
-----------------------------------------------------

The Company has accounted for the sale of a majority of the assets of Willowbrook Properties in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of $48,000 and net of approximately $40,000
of  related  income  taxes.    (See  Note  12.)

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  9  -  Stockholders'  Equity
---------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At March 31, 2002, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at March 31, 2002. At March 31, 2002, one million registered common stock purchase warrants at $1.20 per share, issued in conjunction with the Company's preferred stock offering in fiscal 1999, were outstanding.

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At March 31, 2002, 507,421 registered shares of Series A Cumulative Preferred Stock were issued and outstanding.

The Company reported dividend requirements of $128,000 attributable to its preferred stock for each of the quarters ended March 31, 2002 and 2001 and $384,000 for the nine months ended March 31, 2002 and 2001. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the
elections  of  the  holders.    No  dividends  have  been  declared  or  paid
subsequently. Cumulative unpaid dividends totaled approximately $1,410,000 as of March 31, 2002.


Note  10  -  Income  (Loss)  Per  Common  Share
-----------------------------------------------

The Company reports earnings per common share in accordance with SFAS No. 128 issued by the Financial Accounting Standards Board ("FASB"). The following reconciles the numerators and denominators of the basic and diluted earnings per common share computation for income (loss) before discontinued operations:

                                               For the quarters ended
                                                      March 31,
                                               2002              2001
                                          Basic   Diluted   Basic   Diluted
                                   (Amounts in thousands except per share data)

Loss before discontinued operations      $ (503)  $ (503)  $ (432)  $ (432)

Dividend requirement on preferred stock    (128)    (128)    (128)    (128)
                                         -------  -------  -------  -------

Loss before discontinued operations
  attributable to common stockholders    $ (631)  $ (631)  $ (560)  $ (560)
                                         =======  =======  =======  =======

Weighted average number of common
  shares outstanding                      8,103    8,103    8,103    8,103
                                         =======           =======

Assumed conversions of stock options                  --                --
                                                  -------           -------

                                                   8,103             8,103
                                                  =======           =======

Loss per common share
  before discontinued operations         $ (.08)  $ (.08)  $ (.07)  $ (.07)
                                         =======  =======  =======  =======



                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                             For the nine months ended
                                                      March 31,
                                               2002              2001
                                          Basic   Diluted   Basic   Diluted
                                    (Amounts in thousands except per share data)

Loss before discontinued operations      $ (573)  $ (573)  $ (338)  $ (338)

Dividend requirement on preferred stock    (384)    (384)    (384)    (384)
                                         -------  -------  -------  -------

Loss before discontinued operations
  attributable to common stock           $ (957)  $ (957)  $ (722)  $ (722)
                                         =======  =======  =======  =======

Weighted average number of common
   shares outstanding                     8,103    8,103    8,103    8,103
                                         =======           =======
Assumed conversions of stock options                  --                --
                                                  -------           -------
                                                   8,103             8,103
                                                  =======           =======

Loss per common share before
  discontinued operations                $ (.12)  $ (.12)  $ (.09)  $ (.09)
                                         =======  =======  =======  =======



Because the Company had losses before discontinued operations attributable to its common stock for the three and nine months ended March 31, 2002 and 2001, none of its outstanding options and warrants were included in the computation of diluted earnings per share, as their effect would be anti-dilutive.





The  options  and  warrants  outstanding  at  March  31, 2002 were as follows:

               Exercise          Number
                 Price         Outstanding

            Stock options:
                $ .22           350,000
                $ .38           201,000
                $ .77           400,000

            Warrants:
                $ .89         1,700,000
               $ 1.20         1,000,000
                              ---------
                              3,651,000
                              =========





Note  11  -  Seasonal  Variations  of  Operations
-------------------------------------------------

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

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  12  -  Related  Party  Transactions
-----------------------------------------

On December 17, 1999, the Company closed on the sale of a majority of the assets of Willowbrook Properties to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale were previously approved at NBI's Annual Meeting of Stockholders on December 16, 1999. In conjunction with the sale, the Company received a note receivable in the amount of $2.7 million and recorded a deferred gain on the sale of $881,000, net of related selling expenses and income taxes. (See Notes 6 and 8.)

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


Note  13  -  Decoder  Venture
-----------------------------

During the third quarter of fiscal 2002, the Company exercised its option for the first renewal period, April 1, 2002 through September 30, 2002, under its master license agreement for its decoder venture. During both the initial term and the first renewal period, the Company is required to pay royalties equal to the greater of $150,000 or 5% of the net revenues generated under this license. As of March 31, 2002, the Company paid the minimum royalties required for the initial term of $150,000 and included $125,000 in marketing, general and administrative expenses as this amount represented the minimum royalty expense in excess of the amount of royalties payable based upon revenues.


Note  14  -  Subsequent  Event
------------------------------

On April 11, 2002, NBI Properties closed on a $250,000 second mortgage. The proceeds were used to paydown a portion of L.E. Smith's overborrowings under its revolving line of credit. The mortgage note bears interest at a variable rate of prime plus 1%, has monthly payments consisting of fixed principal payments of $2,083 plus interest and is due in full on June 1, 2007. The mortgage note is collateralized by a second security interest in the hotel's assets as well as a restricted cash account totaling $125,000, and is guaranteed by NBI, Inc.


Note  15  -    Recent  Accounting  Pronouncements
-------------------------------------------------

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

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective July 1, 2002 for the Company. The Company has not yet determined the impact that this Statement will have on its consolidated financial statements upon adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" . SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective July 1, 2002 for the Company. The Company has not yet determined the impact that this Statement will have on its consolidated financial statements upon adoption.

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 2002


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


CRITICAL  ACCOUNTING  POLICIES

We prepare the consolidated financial statements of NBI, Inc. in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Accounts Receivable: We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We continually review and refine these estimates; however, we cannot guarantee that we will be able to accurately estimate credit losses on our accounts receivable. L.E. Smith currently has one significant customer, and at times has large sales to one or more individual customers that constitute a significant amount of the Company's accounts receivable balance. A significant change in the liquidity or financial position of such customer could have a material adverse impact on the collectibility of our accounts receivables and our future operating results.

Inventories: Inventories are valued at the lower of the actual cost to manufacture or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated future usage and sales. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be over-valued or undervalued, we would be required to recognize such operating income or such costs, respectively, in our cost of goods sold at the time of such determination. Any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. In addition, the Company performs a physical inventory each fiscal year-end and provides a provision during the year for the estimated book-to-physical write-down based upon historical information. If the actual book-to-physical write-down varies significantly from our estimate, such variance would be recorded to cost of goods sold at fiscal year-end and could have a significant impact on our reported operating results.

Deferred Income Tax Assets: The Company has substantial federal and various state net operating loss carryforwards and has provided a full valuation allowance for the related net deferred tax assets. In the future, if sufficient evidence of the Company's ability to generate future taxable income becomes apparent, the Company may then be allowed to reduce its valuation allowance. A significant portion of these carryforwards are from pre-reorganization net operating losses and would be required to be utilized first. In accordance with fresh start accounting adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, if the Company has a reduction in its valuation allowance, any income tax benefit attributable to pre-reorganization net operating losses are reported as an addition to capital in excess of par value rather than credited to the income tax provision. Any reduction in the valuation allowance attributable to post-reorganization net operating losses would then be credited to the income tax provision.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 2002


Minimum Royalties: The agreement with our master licensor related to our decoder business requires us to pay royalties equal to the greater of the amount of royalties based upon revenues earned or the contractual amount of minimum royalty payments. The Company incurs minimum royalties expense when the minimum royalties payable under the terms of the agreement are estimated to exceed the royalties earned based upon revenues. We continually evaluate the expected decoder revenues and royalties payable to the master licensor. The minimum royalty expense is charged to marketing general and administrative expense based upon our estimates. While we believe our estimate of expected decoder revenues and minimum royalties expense is reasonable, if the actual decoder revenues vary significantly from our estimate, the amount of the minimum royalty expense could be overstated or understated between quarters within each term under the master license agreement.

Contingent Liabilities: We account for contingencies in accordance with SFAS No. 5, Accounting for Contingencies . SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal actions, disputed charges and other claims requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be overstated or understated.

Revenue Recognition: The Company recognizes revenue from sales of products when title passes, generally when the goods are shipped, except for goods shipped on consignment. Revenue is recognized from products shipped on consignment when the consignee sells the goods. Freight charges billed to customers are included in revenue. The Company recognizes royalty revenues from sublicensees under its decoder master license as earned when the sublicensee has substantially completed the work per the terms of the sales agreement. The royalty revenues are presented net of related royalties earned by the master licensor.


RESULTS  OF  OPERATIONS

Revenues from continuing operations totaled $3,316,000 for the three months ended March 31, 2002, compared to $3,289,000 for the same period in the prior fiscal year, reflecting an increase of $27,000, or 0.8%. During the third quarter of fiscal 2002, L.E. Smith experienced an increase of $204,000 in sales to its largest customer, $331,000 in sales to one new "home-party" business and an increase of $46,000 in sales from its retail outlets resulting from increased promotions and the addition of a new retail location. The Company also recognized net royalty revenues of $13,000 from a sublicensee under its master license related to its new decoder business. However, these increases were substantially offset by the absence of initial sales of $214,000 to one new specialty store, as included in the third quarter of fiscal 2001, and declines in sales to many of its lighting customers and medium and small giftware customers primarily due to customers' continued apprehension regarding the economy. Revenues from continuing operations of $10,050,000 for the nine months ended March 31, 2002 reflected a decrease of $1.2 million, or 10.6% compared to revenues of $11,246,000 for the same period in the prior fiscal year. L.E. Smith experienced declines in sales to a majority of its customers, particularly specialty stores, as well as a year-to-date decline of $145,000 in sales to its largest customer, primarily due to the downturn in the economy. However, L.E. Smith did have $404,000 in sales to one new "home-party" business, an increase of $203,000 in sales from its retail outlets and $153,000 of sales from a tent sale held in July to generate additional cash. The Company also recognized net royalty revenues of $39,000 during the nine months ended March 31, 2002.

Revenues from continuing operations are expected to reflect a substantial increase for the fourth quarter of fiscal 2002 compared to fiscal 2001 primarily due to extremely poor revenue performance in the fourth quarter of fiscal 2001. Revenues for the fourth quarter of fiscal 2002 are expected to include a substantial increase in revenue from its largest customer as well as the addition of a small amount of sales to one new "home-party" business and a small amount of revenues from its new decoder business. However, revenues from continuing operations are expected to decrease substantially for the three months ended June 30, 2002 compared to the third quarter of fiscal 2002, primarily due to seasonal variations, including a significant decrease in sales to one new "home-party" business, slightly offset by a small increase in projected revenues from its new decoder business.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 2002


Cost of sales from continuing operations as a percentage of related sales revenue of 89.6% for the quarter ended March 31, 2002 reflected a small decrease compared to 90.5% for the third quarter of fiscal 2001. The Company experienced a decrease of $66,000 in utilities during the third quarter of fiscal 2002 due to a moderate decrease in the contracted natural gas price beginning October 1, 2001, decreased natural gas usage related to efficiencies from a new crystal tank placed in service at the end of March 2001, and decreased liquid oxygen requirements from its new oxygen generating facility utilized in conjunction with the new crystal tank. In addition, L.E. Smith had savings resulting from the absence of production inefficiencies associated with the installation of the new crystal tank during the third quarter of fiscal 2001. However, these improvements were significantly offset by lower margins resulting from increased sales discounting, and higher insurance and depreciation expenses (increases of $24,000 and $34,000, respectively). Cost of sales from continuing operations as a percentage of related sales revenue of 82.0% for the nine months ended March 31, 2002 reflected a slight increase compared to 81.7% for the same period in the prior fiscal year. The impact of lower sales volume available to cover fixed costs, lower margins realized related to increased sales discounting and a tent sale in July, as well as higher insurance and depreciation expenses (increases of $67,000 and $135,000, respectively) were substantially offset by savings resulting from reduced labor costs, lower utilities (a decrease of $197,000) and general cost control measures.

Cost of sales from continuing operations as a percentage of related sales revenue for the fourth quarter of fiscal 2002 is expected to reflect a significant decrease compared to the fourth quarter of fiscal 2001 primarily due to a substantial increase in the projected sales volume. Savings expected from cost control measures and in utilities expenses, due to lower contracted gas prices, will be partially offset by increased insurance expenses. However, cost of sales from continuing operations as a percentage of related sales revenue for the fourth quarter of fiscal 2002 is expected to increase significantly compared to the third quarter of fiscal 2002 primarily due to a substantial decrease in the projected sales revenue volume.

Marketing, general and administrative expenses from continuing operations totaled $766,000 for the third quarter of fiscal 2002, an increase of $52,000, or 7.3% compared to the third quarter of fiscal 2001. The increase resulted primarily from sales and marketing expenses associated with the new decoder business totaling $104,000 for the third quarter of fiscal 2002, including $61,000 of minimum royalties expense. This increase was partially offset by a decrease of $27,000 in sales commissions, related to increased sales discounting as well as variations in the sales mix, a reduction of $24,000 in bad debt provisions, resulting from a decline in provisions required for insolvent companies, and savings from general cost control measures. Marketing, general and administrative expenses from continuing operations were $2,195,000 and $2,277,000 for the nine months ended March 31, 2002, and 2001 respectively, reflecting a decrease of $82,000, or 3.6%. The decrease was primarily due to substantially lower sales commissions (a decrease of
$124,000) resulting from the decline in revenues and increased price discounting, a reduction of $44,000 in bad debt provisions resulting from a decline in provisions required for insolvent companies, and significant savings from general cost control measures primarily including decreased advertising and travel expenses as well as the absence of calendar year-end bonuses. However, these savings were partially offset by sales and marketing expenses associated with the new decoder business totaling $216,000 for the nine months ended March 31, 2002, including $125,000 of minimum royalties expense representing the amount of minimum royalties in excess of the amount of royalties payable based upon revenues for the initial term of the master license agreement which expired on March 31, 2002. In addition, L.E. Smith recorded $41,000 of sales and marketing expenses associated with a tent sale in July 2001.

Marketing, general and administrative expenses from continuing operations for the fourth quarter of fiscal 2002 are expected to reflect a significant increase compared to the same period of the prior fiscal year primarily due to the addition of sales and marketing expenses associated with the new decoder. However, marketing, general and administrative expenses for the fourth quarter of fiscal 2002 are expected to be moderately lower compared to the third quarter of fiscal 2002 primarily due to a projected decrease in the minimum royalty expense related to the new decoder business.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 2002


Interest expense totaled $103,000 and $113,000 for the quarters ended March 31, 2002 and 2001, respectively. The decrease was primarily related to significantly lower overall interest rates, despite a 1% increase in the Company's interest rate on the bank financing effective October 1, 2001 (from prime to prime plus 1%) due to L.E. Smith's failure to meet certain financial ratios during fiscal 2001, partially offset by an increase related to interest on a higher average balance of debt outstanding. Interest expense totaled $331,000 and $306,000 for the nine months ended March 31, 2002 and 2001, respectively. The increase resulted primarily from interest on a higher average balance of debt outstanding partially offset by significantly lower overall interest rates and the absence of interest on the IRS debt as incurred during the first quarter of fiscal 2001.

The  Company  recorded  income  tax  provisions  from continuing operations of
$21,000 and $5,000 for the three and nine months ended March 31, 2002, respectively. For the three and nine months ended March 31, 2001, the Company recorded income tax benefits from continuing operations of $30,000 and $32,000, respectively. Included in the provisions and benefits are state and other income taxes primarily related to the Company's Pennsylvania operations. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no such non-cash components included in the income tax benefit and provision for the three or nine months ended March 31, 2002 and 2001.


DISCONTINUED  OPERATIONS

On August 19, 1999, the Board of Directors voted to sell the stock of its wholly-owned subsidiary, NBI Properties (see Notes 4 and 12 to accompanying consolidated financial statements). Therefore, the Company has discontinued its hotel operation, and it has separately reported the income or loss from this segment as discontinued operations for the three and nine months ended March 31, 2002 and 2001.

Revenues from discontinued operations totaled $464,000 and $1,717,000 for the three and nine months ended March 31, 2002, compared to $441,000 and $1,656,000 for the same periods in the prior fiscal year. The improvement was primarily related to an increase in the restaurant business resulting from increased local promotions and banquet activity, as well as the inclusion of sales from Easter weekend in the third quarter of fiscal 2002 compared to the fourth quarter in fiscal 2001. Room revenues for the third quarter of fiscal 2002 were relatively flat compared to the same period in the prior fiscal year as a small increase in the average daily room rate was offset by a small decrease in the occupancy rate. For the nine months ended March 31, 2002 compared to March 31, 2001, room revenues reflected a small increase due to a moderate increase in the average daily room rate partially offset by a small decline in the occupancy rate.

The Company recorded net losses from discontinued operations of $39,000 and $65,000 for the third quarter of fiscal 2002 and 2001, respectively. Year-to-date, the Company recorded net income from discontinued operations of $2,000 in fiscal 2002 compared to a net loss of $37,000 in fiscal 2001. These improvements were primarily related to the increased revenue.

The net long-term assets of discontinued operations at March 31, 2002 consisted primarily of land, buildings and hotel furniture, fixtures and equipment, net of a long-term mortgage note payable. The net current assets of discontinued operations at March 31, 2002 consisted primarily of cash, net of accounts payable and accrued liabilities.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets decreased $246,000 to $15.2 million at March 31, 2002 from $15.5 million at June 30, 2001. The decline was primarily due to decreases in property, plant and equipment, related to depreciation, and in

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 2002


the note receivable from related party from unscheduled principal payments. These declines were partially offset by an increase in trade accounts receivable, due to extremely low revenues in the quarter ended June 30, 2001, and an increase in inventory as the drop in sales has exceeded the decline in production levels during the period. The Company had working capital deficits of $2,663,000 and $2,953,000 at March 31, 2002 and June 30, 2001,
respectively, reflecting a reduction  of  $290,000.   The improvement resulted
from the increases noted in inventory and trade accounts receivable significantly offset by increased accounts payable and accrued liabilities at March 31, 2002 resulting from cash constraints.

The Company significantly reduced its capital expenditures in the first nine months of fiscal 2002 as compared to the same period in the prior fiscal year and did not have any significant construction-in-progress outstanding at March 31, 2002. The Company plans to continue restricting its capital expenditures.

The Company expects its working capital requirements in the next fiscal year to be met by internally generated funds including interest income on the note receivable from a related party, potential unscheduled principal payments on the note receivable from a related party and, for L.E. Smith's requirements, expected net proceeds of $72,000 from the pending sale of a small building adjacent to the factory as well as short-term borrowings under an existing line of credit. However, as of May 10, 2002, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $185,000. L.E. Smith has not been able to repay the overborrowings on its revolving line of credit which is required to be repaid promptly. In addition, L.E. Smith has not been able to meet certain financial ratios required under the credit agreement. These conditions allow the bank, at its option, to demand immediate payment of the entire outstanding bank debt. The Company's inability to repay the overborrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed in the Report of Independent Auditors included in the Company's Form 10-KSB for the fiscal year ended June 30, 2001. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty, other than the reclassification of $2,001,000 and $2,457,000 of the Company's long-term notes payable to current at March 31, 2002 and June 30, 2001, respectively.

Management has been in discussions with its bank regarding this situation and is working with the bank towards a mutually satisfactory resolution, including a possible restructuring of the terms of its bank debt. On April, 12, 2002, the Company reduced its overborrowings under L.E. Smith's revolving line of credit by $250,000 with the proceeds from a second mortgage on its hotel (see
Note 14). L.E. Smith has been working on and plans to continue trying to reduce its overborrowings and improve its financial ratios by increasing revenues and gross profit, conserving cash through cost reductions and controls and significantly reducing its capital expenditures. Revenue decreased significantly beginning in the second half of fiscal 2001 and continuing throughout fiscal 2002 primarily due to the downturn in the economy resulting in changing markets served by L.E. Smith, including a decline in demand for
pressed  glass  from  traditional  customers.   In order to better utilize the
plant  capacity, L.E. Smith has started marketing to medium and large discount
department  stores.    The  major  challenge for the Company is to combine the
higher margin, lower volume specialty and catalog business with a lower margin, higher volume business with more of a mass appeal. To accomplish this, the Company will continue its current marketing efforts directed at the specialty retailers through the existing independent sales representative
groups.    In  addition,  the  Company  will  increase  its efforts to recruit independent  representative groups that target large discount department store
chains.    The  Company  is  also  developing  products, using existing molds, specifically designated for mass retailers so as to protect our long-standing customers and sales representative groups. The products selected will be chosen based not only on the desirability of the product but also on the ease of manufacture. Additionally, the Company is currently developing a new sales channel for its manufacturing overruns, accomplished by utilizing the existing
direct  sales  force.   Adding  a  line  of  lower  margin  products,  selling
manufacturing overruns, and cost reductions and controls will help increase the Company's revenues, utilize part of its excess capacity and reduce the overall cost of manufacturing. However, there can be no assurance that the bank will continue

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 2002


to work with the Company towards a mutually satisfactory resolution and not demand immediate payment of all L.E. Smith's outstanding bank debt; nor can there be any assurance that the Company's other note will not be called for immediate payment. Furthermore, there can be no assurance that the Company will be successful in increasing its sales and gross profit. See also Note 2 to the Consolidated Financial Statements.

The following summarizes the Company's aggregate contractual obligations as of March 31, 2002:


                                                                       Total  payments  due  during
                                                                       fiscal years ended June 30,
                                              Three Months  -----------------------------------------
                                             Ended June 30,    2003 &         2005 &        2007 &
                                    Total         2002          2004           2006       Thereafter
                                ------------  ------------  ------------  ------------  -------------
                                                        (Amounts  in  thousands)
Continuing operations:
  Line of credit (a)            $      2,815  $      2,815  $         --  $         --  $         --
  Long-term notes payable (a)          2,603           154         1,333         1,116            --
  Present value of capital
    lease obligation                     991             6            80            97           808
  Operating leases                       909            39           223           148           499
  Minimum royalties (b)                  150            50           100            --            --
  Purchase obligation                     54            18            36            --            --
  CEO employment agreement (c)            15            15            --            --            --
  Other                                   18             3            15            --            --

Discontinued operations:
  Long-term note payable (d)             891             7            66            75           743
  Operating leases                       195             2            16            16           161
                                ------------  ------------  ------------  ------------  ------------

Total contractual obligations   $      8,641  $      3,109  $      1,869  $      1,452  $      2,211
                                ============  ============  ============  ============  ============



(a)   L.E. Smith has not been able to repay the overborrowings on its revolving line of credit which
is  required  to  be  repaid  promptly.    In addition, L.E. Smith has not been able to meet certain
financial  ratios  required  under  the  credit  agreement.  These conditions allow the bank, at its option, to demand immediate payment of the entire outstanding bank debt.  The Company's inability to repay the overborrowings on its revolving line of credit when due also causes its other note payable to be subject to immediate demand, at the option of the holder.  Therefore, the entire amount of the
Company's  long-term  notes payable from continuing operations is included in current liabilities at
March  31,  2002  and June 30, 2001.  See previous discussion in this Financial Condition, Liquidity and  Capital  Resources  section.

(b)  During the third quarter of fiscal 2002, the Company exercised its option for the first renewal period, April 1, 2002 through September 30, 2002, under its master license agreement for its decoder
venture.   During both the initial term and the first renewal period, the Company is required to pay royalties  equal  to the greater of $150,000 or 5% of the net revenues generated under this license.
As  of  March  31,  2002,  the  Company  paid the minimum royalties required for the initial term of
$150,000  and  included  $125,000  in  marketing, general and administrative expenses as this amount represented  the  minimum  royalty  expense  in excess of the amount of royalties payable based upon revenues.

(c)    The  CEO  Agreement  also  provides  that  the Company will pay an annual bonus of 10% of the
Company's  pre-tax profits, if any, derived from all sources, but only to the extent such 10% figure
exceeds  Mr.  Lustig's  base  salary.   Mr. Lustig remains eligible for such bonus for twelve months after  termination  from  the  position  of  CEO.

(d)   Subsequent to March 31, 2002, NBI Properties closed on a $250,000 second mortgage which is not
included  in  the  amounts  above.    The  proceeds  were  used to paydown a portion of L.E. Smith's overborrowings  under  its revolving line of credit.  The mortgage note bears interest at a variable rate  of  prime  plus  1%,  has  monthly  payments  consisting


                                              NBI, INC.
                                MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   THIRD QUARTER, FISCAL YEAR 2002


of  fixed  principal  payments  of  $2,083  plus  interest  and is due in full on June 1, 2007.  The mortgage  note  is  collateralized  by a second security interest in the hotel's assets as well as a restricted  cash  account  totaling  $125,000,  and  is  guaranteed  by  NBI,  Inc.

The  Company  has  no  other  long-term  contractual  obligations  or  commercial  commitments.





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

In  June  2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations".   SFAS  No.  143  requires  the  fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the
long-lived  asset.    SFAS  No. 143 is effective July 1, 2002 for the Company.
The  Company   has not yet determined the impact that this Statement will have on  its  consolidated  financial  statements  upon  adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective July 1, 2002 for the Company. The Company has not yet determined the impact that this Statement will have on its consolidated financial statements upon adoption.

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  None

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002 or subsequently.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      NBI,  INC.




May  15,  2002                              By:  /s/ Marjorie A. Cogan
--------------                              ----------------------------------
    (Date)                                         Marjorie A. Cogan
                                               As a duly authorized officer
                                            Chief Financial Officer, Secretary