Form 10KSB
period 2002-06-30
NBI INC
filed 2002-09-30
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10 - KSB




[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934
                      For Fiscal Year Ended June 30, 2002

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

Revenues  for  the  year  ended  June  30,  2002  were  $15,126,000.

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $859,000 as of market close on August 30, 2002.

Common stock ($.01 Par Value): 8,103,320 shares outstanding as of September 20, 2002.

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

Decoder  Venture
----------------

The Company entered into a master license agreement effective July 1, 2001 to use and sublicense certain patented decoder technology with the right to manufacture and sell decoders made in accordance with such patent. The decoder is a small translucent plastic-like piece that is used in marketing activities in which a hidden message is revealed when the decoder is placed against a colored field on a computer screen. The agreement had an initial term through March 31, 2002, and has optional renewal periods extending through September 30, 2005. During fiscal 2002, the Company exercised its option for the first renewal period, April 1, 2002 through September 30, 2002. During the first renewal period, the Company is required to pay royalties equal to the greater of $150,000 or 5% of net decoder sales and services generated under this license, including decoder sales and services produced by sublicensees. The Company currently has two sublicensees, one located in Pennsylvania and one in California. The Company is also working on direct
sales  of  the  decoder.    The  Company  is  currently  in  the  process  of
renegotiating the terms for the second renewal period, October 1, 2002 through September 30, 2003, under the master license agreement. If renewed under the existing terms, the Company will be required to pay royalties equal to the greater of $400,000 or 5% of the net decoder sales and services generated under the license.

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


DISCONTINUED  OPERATIONS

On August 19, 1999, the Board of Directors voted to sell the assets or stock of its wholly-owned subsidiary, NBI Properties, to an entity that is 100% owned and controlled by its CEO. Therefore, the Company had classified its hotel operation as a discontinued operation at that time. However, because the Company no longer believes that the sale will take place within the next twelve months, the hotel operation has been reclassified as a continuing operation for the years ended June 30, 2002 and 2001.


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

As NBI was departing from the computer industry, the Company shifted its focus and acquired its children's paint manufacturing operation in January 1995, which was discontinued in fiscal 1999, and its glass manufacturing and hotel operations in August 1995. In January 1997, the Company, through its wholly-owned subsidiary, Willowbrook Properties, Inc. ( "Willowbrook Properties" ), purchased land for development in southwestern Pennsylvania. This property was sold in December 1999 to Bellevue Partners, L.P. ( "Bellevue Partners" ), an entity which is 100% owned and controlled by its CEO (see Note 18 to the Consolidated Financial Statements). In July 2001, the Company
entered  into  its  new  decoder  venture.    (See  previous  discussion  in
"Operations" section.)


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

L.E. Smith: L.E. Smith's main competition in giftware is from imports, primarily from Europe, South America and the Orient. Most of the competitive glass from overseas is twenty-four percent leaded crystal, while L.E. Smith's giftware is unleaded crystal, because foreign manufacturers are able to produce leaded glass less expensively due to significantly fewer environmental restrictions and lower labor costs. The main competition for the glass lighting fixtures is also imports from Europe, South America and the Orient. There are also a few domestic companies that have competing products with certain portions of L.E. Smith's giftware and lighting fixtures product lines. The Company is able to compete with other domestic and foreign glass companies because it is one of only a few hand pressed glass manufacturers remaining in the United States. The Company produces a large variety of unique designs using twelve different colors of glass, and has a solid reputation for the quality and reliability of its products. Also, its products are price competitive with those of other domestic manufacturers. L.E. Smith can compete with foreign competitors because it has the flexibility to meet shorter lead times without the restrictive minimum quantities required by most foreign manufacturers.

Belle Vernon Holiday Inn: The hotel has limited competition from other full-service hotels in a relatively wide-spread area. However, it does compete with several limited-service hotels in the wide-spread area. The local market includes several non-competitive motels in a different class as to price and amenities.


SIGNIFICANT  CUSTOMERS  AND  SUPPLIERS

L.E. Smith currently has many small to medium-sized customers, some large customers, and one significant customer. Sales to its significant customer totaled approximately 27% and 20% of NBI's consolidated revenues for the years ended June 30, 2002 and 2001, respectively. The loss of this customer's business would have a material adverse effect on NBI; however, L.E. Smith is continually focusing its sales efforts on expanding its customer base to lessen the impact this customer has on its business. In addition, the Company's management believes that its relationship with this customer will continue into the foreseeable future. The Company anticipates the revenues from this customer in fiscal 2003 will remain comparative to fiscal 2002.

L.E. Smith purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on
comparable  terms.    L.E. Smith purchases natural gas and liquid oxygen under
long-term contracts. In September 2000 and then in May 2001, the Company contracted for natural gas for the periods October 1 through September 30, 2001 and 2002, respectively, at a fixed cost per unit with no minimum volume requirements. L.E. Smith is in the process of trying to obtain a new natural gas contract as the current contract expires on September 30, 2002. However, due to L.E. Smith's poor financial condition, it may be unable to obtain a contract for fixed natural gas prices. If this occurs, L.E. Smith will be forced to fulfill its natural gas requirements at market rates which historically rise during the winter months and would not be limited. This could have a material adverse impact on the Company's financial statements. (See Notes 13 and 17 to the Consolidated Financial Statements.)

The Belle Vernon Holiday Inn does not have any significant customers. It purchases a majority of its food and supplies from several different vendors. Management believes that other suppliers could provide similar materials on comparable terms.


SEASONAL  VARIATIONS  OF  BUSINESSES

L.E. Smith: Excluding the effect of its significant customer, L.E. Smith typically has its strongest revenue performance during the first and second fiscal quarters due to seasonal variations. Generally, the third and fourth fiscal quarters' revenues from L.E. Smith are moderately to significantly lower than in the first and second quarters. However, historically these trends have been materially affected by fluctuations in the timing of orders from its significant customer, which do not have consistent trends. In addition, during the fourth quarter of fiscal 2001, the Company experienced a substantial decline in revenue from its significant customer, as well as its other customers, due to the weak economy. In fiscal 2002, L.E. Smith did not experience the seasonal increase in sales during its first and second quarters as seen historically, due to the slow economy.

Belle Vernon Holiday Inn: The Belle Vernon Holiday Inn generally has its strongest revenue performance during the first fiscal quarter due to seasonal variations, followed by the second fiscal quarter revenues which are moderately lower. Typically revenues from the hotel in the fourth fiscal quarter are significantly lower than in the first quarter and revenues in the third fiscal quarter are substantially lower.


EMPLOYEES

As of August 31, 2002, the Company had a total of 182 employees, including 138 full-time employees, and including 77 employees covered by a collective bargaining agreement which has been extended to October 31, 2002; the Company is currently negotiating a new contract with this union. The Company also has 29 employees covered by a collective bargaining agreement that expires in November 2004.


ITEM  2.    PROPERTIES

L.E. Smith owns the land and buildings for its glass manufacturing facility, including a total of approximately 194,000 square feet of manufacturing, warehousing and office space on approximately 11.1 acres of land in Mount Pleasant, Pennsylvania. In addition, L.E. Smith owns one small parcel of land adjacent to the glass manufacturing facility; it is holding this property for future use by the Company.

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

During fiscal 2002 and 2001, L.E. Smith leased approximately 6,000 square feet of temporary warehouse space, under a month-to-month lease, in order to accommodate additional space requirements. The Company leases approximately 2,300 square feet of office space for administrative personnel at its corporate headquarters in Longmont, Colorado, under a lease expiring in August
2003.    The  Company  believes  its  leased  facilities  are  adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative or additional suitable facilities should its requirements change.


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



                    Fiscal 2002        High     Low
                    --------------     ----     ---

                    First Quarter   $   .32  $  .20
                    Second Quarter      .25     .16
                    Third Quarter       .20     .20
                    Fourth Quarter      .23     .18

                    Fiscal 2001        High     Low
                    --------------     ----     ---

                    First Quarter   $   .66  $  .28
                    Second Quarter      .53     .25
                    Third Quarter       .32     .32
                    Fourth Quarter      .32     .16


At June 30, 2002, there were 8,103,320 common shares of $.01 par value common stock outstanding. The approximate number of common stockholders of the Company was 1,210 as of August 31, 2002. This includes shares held in nominee or "street" accounts. To date, no dividends have been paid on the $.01 par value common stock and it is anticipated that future earnings will be retained for operating purposes.



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

Inventories: Inventories are valued at the lower of the actual cost to manufacture or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated future usage and sales. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued or undervalued, we would be required to recognize such operating income or such costs, respectively, in our cost of goods sold at the time of such determination. Any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. In addition, the Company performs a physical inventory each fiscal year-end and provides a provision during the year for the estimated book-to-physical write-down based upon historical information. If the actual book-to-physical write-down varies significantly from our estimate, such variance would be recorded to cost of goods sold at fiscal year-end and could have a significant impact on our reported operating results.

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

Minimum Royalties: The agreement with our master licensor related to our decoder business requires us to pay royalties equal to the greater of 5% of net decoder sales and services generated under the license, including decoder sales and services produced by sublicensees, or the contractual amount of minimum royalty payments. The Company incurs minimum royalties expense when the minimum royalties payable under the terms of the agreement are estimated to exceed the royalties incurred based upon net decoder sales and services. We continually evaluate the amount of estimated decoder sales and services to be generated under the license and royalties payable to the master licensor. The minimum royalty expense is charged to marketing general and administrative expense based upon our estimates. While we believe that our estimate of net decoder sales and services to be generated under the license and minimum royalties expense is reasonable, if the actual decoder sales and services vary significantly from our estimate, the amount of minimum royalty expense could be overstated or understated between quarters within each term under the master license agreement.

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

Revenue Recognition: The Company recognizes revenue from sales of products when title passes, generally when the goods are shipped, except for goods shipped on consignment. Revenue is recognized from products shipped on consignment when the consignee sells the goods. Freight charges billed to customers are included in revenue. Service and rental revenue from the hotel operations is recognized when provided. The Company recognizes royalty revenues from sublicensees under its decoder master license as earned when the sublicensee has substantially completed the work per the terms of the sales agreement. The royalty revenues are presented net of related royalties earned by the master licensor.


RESULTS  OF  OPERATIONS  2002  -  2001  COMPARISON

The Company reported a pre-tax loss of $1.3 million in fiscal 2002 compared to a pre-tax loss of $1.1 million in fiscal 2001. The increased loss was primarily due to the inclusion of $277,000 of marketing, general and administrative expenses associated with the new decoder business partially offset by $106,000 of net decoder royalty revenues recognized in fiscal 2002. The Company experienced a significant decline in revenues from L.E. Smith during fiscal 2002 resulting from the continued weak economy; however, this was significantly offset by reduced expenses related to lower sales commissions and cost controls.

Sales revenue of $12.7 million for the year ended June 30, 2002 reflected a decrease of $837,000, or 6.2%, compared to fiscal 2001 sales revenue of $13.5 million. L.E. Smith experienced declines in sales to a majority of its customers, particularly specialty and gift stores and lighting customers resulting from the slowdown in the economy. However, L.E. Smith did have a substantial increase in revenues to its significant customer (an increase of $888,000 or 28.0%) as well as $434,000 in sales to one new " home-party" business and an increase of $407,000 in sales from its retail outlets including $153,000 of sales from a tent sale held in July 2001.

Service and rental revenues totaled $2,358,000 for the year ended June 30, 2002, an increase of $75,000, or 3.3% compared to service and rental revenues of $2,283,000 in fiscal 2001. The improvement was primarily related to an increase in the restaurant business resulting from increased local promotions and banquet activity. Room revenues for fiscal 2002 reflected a small increase due to a moderate increase in the average daily room rate partially offset by a small decline in the occupancy rate.

The Company also recognized net royalty revenues of $106,000 from its new decoder business during fiscal 2002. The royalty revenues were all earned from the Company's sublicensee in Pennsylvania and are net of $67,000 of related royalties incurred under the master license agreement.

Cost of sales as a percentage of related revenue for the years ended June 30, 2002 and 2001 was 85.6% and 84.7%, respectively. The impact of lower sales volume available to cover fixed costs, lower margins realized related to increased sales discounting and a tent sale in July, as well as higher insurance and depreciation expenses (increases of $95,000 and $111,000, respectively) were substantially offset by savings resulting from general cost control measures and from a decrease of $168,000 in utilities due to a moderate decrease in the contracted natural gas price beginning October 1, 2001, decreased natural gas usage related to efficiencies from the installation of a new crystal tank in March 2001, and decreased liquid oxygen requirements from the Company's new oxygen generating facility placed in service in December 2000.

L.E. Smith is currently in the process of trying to obtain a new natural gas contract as the current contract expires on September 30, 2002. However, due to L.E. Smith's poor financial condition, it may be unable to obtain a contract for fixed natural gas prices. If this occurs, L.E. Smith will be forced to fulfill its natural gas requirements at market rates which historically rise during the winter months and would not be limited. This could have a material adverse impact on the Company's financial statements (see Notes 13 and 17 to the Consolidated Financial Statements).

Cost of service and rental as a percentage of service and rental revenue remained flat at 73.0% and 73.2% for the years ended June 30, 2002 and 2001,
respectively.    There  were  no  significant  changes  during  fiscal  2002.

Marketing, general and administrative expenses totaled approximately $3.4 million for both of the years ended June 30, 2002 and 2001. Decreases due to
(i) substantially lower sales commissions (a decrease of $132,000) resulting from the decline in revenues and increased price discounting, (ii) a reduction of $19,000 in bad debt provisions resulting from a decline in provisions required for insolvent companies, and (iii) significant savings from general cost control measures, primarily including decreased advertising and travel expenses as well as the absence of calendar year-end bonuses, were offset by $277,000 of marketing, general and administrative expenses associated with the new decoder business, including $158,000 of total minimum royalties expense.
The minimum royalties expense consisted of $134,000 related to the amount of minimum royalties in excess of royalties payable based upon net decoder sales and services generated under the master license for the initial term of the master license agreement and $24,000 of minimum royalty expense for the estimated minimum royalties in excess of royalties payable as of June 30, 2002 based upon estimated net decoder sales and services for the first renewal term. In addition, L.E. Smith recorded $41,000 of sales and marketing expenses associated with a tent sale in July 2001. Included in marketing, general and administrative expenses incurred in fiscal 2002 were payroll and related expenses of $1.4 million, commissions to sales representatives of $374,000, advertising costs of $183,000, minimum royalty expense of $158,000, and legal, accounting and other professional fees of $155,000.

Interest income totaled $152,000 for the fiscal year ended June 30, 2002, a decrease of $77,000 from the prior fiscal year. The decline was primarily due a decrease in the average interest rate on the note receivable from a related party as well as a decline in the average balance outstanding.

Interest expense totaled $511,000 and $545,000 for the fiscal years ended June 30, 2002 and 2001, respectively. The decrease was primarily related to the absence of $31,000 interest on the IRS debt as incurred during the first quarter of fiscal 2001, as well as significantly lower interest rates on L.E. Smith's bank line of credit and term loan (3.4% weighted average decrease in the bank's prime rate), net of a 1% increase in interest rate effective October 1, 2001 (from prime to prime plus 1%) due to L.E. Smith's failure to meet certain financial ratios during fiscal 2001. These declines were partially offset by an increase related to interest on a higher average balance of debt outstanding.

The Company recorded an income tax provision of $78,000 for the year ended June 30, 2002, which consisted of state income tax provisions primarily related to L.E. Smith's operations and included $177,000 associated with an increase in the valuation allowance required for its state deferred tax assets as of June 30, 2002. In fiscal 2001, the Company recorded income tax benefit of $124,000 which included a state income tax benefit of $104,000, also primarily related to L.E. Smith's operations. In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating loss carryforwards are not credited to the income tax provision, but rather,
reported  as  an  addition  to  capital  in  excess  of  par  value.    No
pre-reorganization net operating loss carryforwards were utilized during fiscal 2002 or 2001. (See Note 6 to the Consolidated Financial Statements.)


DISCONTINUED  OPERATIONS

On August 19, 1999, the Board of Directors voted to sell the assets of its wholly-owned subsidiary, NBI Properties, to an entity that is 100% owned and controlled by its CEO. Therefore, the Company had classified its hotel operation as a discontinued operation at that time. However, because the Company no longer believes that the sale will be completed within the next twelve months, the hotel operation has been reclassified as a continuing operation for the years ended June 30, 2002 and 2001; there were no other adjustments in the financial statements as a result of this change.

FINANCIAL  CONDITION

Total current assets of $4.9 million at June 30, 2002 increased $248,000 from June 30, 2001 including an increase of $146,000 related to the reclassification of NBI Properties to continuing operations. The Company also experienced an increase of $320,000 in inventory at L.E. Smith, as the drop in sales exceeded the decline in production levels during the year, and an increase in accounts receivable related to royalties receivable at June 30, 2002. However, these increases were partially offset by moderate declines in prepaid and deferred state income taxes and other current assets.

Total assets were approximately $15.5 million at both June 30, 2002 and 2001. An increase of $1.0 million due to the reclassification of NBI Properties to continuing operations at June 30, 2002 was offset by a decrease of $1,061,000 related to L.E. Smith's current year depreciation.

Current liabilities at June 30, 2001 included $2,457,000 reclassified from long-term debt due to L.E. Smith's defaults under the Sky Bank Loan Agreement and related to its other note payable during fiscal 2001. Current liabilities decreased approximately $1.5 million during fiscal 2002 to $6.1 million at June 30, 2002 resulting from principal payments on these notes totaling $608,000, and from the reclassification of the long-term portion of the bank note ($1.9 million) to long-term liabilities at June 30, 2002 resulting from Sky Bank's forbearance agreement with the Company related to L.E. Smith's revolving line of credit and bank term note payable ("Forbearance Agreement"). These declines were partially offset by an increase of $386,000 in L.E. Smith's outstanding line of credit, an increase of $286,000 in L.E. Smith's accounts payable, due to significant cash constraints, and an increase of $255,000 related to the reclassification of NBI Properties to continuing operations at June 30, 2002. As of September 1, 2002, L.E. Smith was three months in arrears on its monthly payments on its note payable from the Pennsylvania Department of Community and Economic Development ("PADCED"). In addition, L.E. Smith has been unable to pay various other liabilities when due as required under the PADCED loan agreement. These conditions cause the note payable from PADCED to be subject to immediate demand at the option of the
holder.    Therefore,  the  Company  has included this note payable in current liabilities at June 30, 2002, as was also required at June 30, 2001. L.E. Smith has been in contact with PADCED and is trying to obtain a six-month deferral of principal payments on this note. (See discussion in "Liquidity and Capital Resources" and Notes 2, 8 and 19 to the Consolidated Financial Statements.)

Long-term liabilities increased approximately $2.9 million to $5.0 million at June 30, 2002 primarily due to reclassification of the long-term portion of L.E. Smith's bank note payable ($1.9 million) to long-term liabilities at June 30, 2002 resulting from Sky Bank's Forbearance Agreement with the Company, and from an increase of $1.1 million related to the reclassification of NBI Properties to continuing operations at June 30, 2002, including the long-term portion ($221,000) of a second mortgage obtained by the hotel in fiscal 2002.

Stockholders' equity of $4.5 million at June 30, 2002 decreased approximately $1.4 million from June 30, 2001, reflecting the net loss for fiscal 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents increased $171,000 during fiscal 2002 primarily due to the reclassification of NBI Properties' cash balance of $177,000 to continuing operations at June 30, 2002. Total cash and cash equivalents, including a decline in NBI Properties cash balances in fiscal 2002, reflected a decrease of $71,000 during fiscal 2002 (see the Statement of Cash Flows in the Consolidated Financial Statements). The Company generated cash flow from operations of $151,000 mainly because substantial depreciation and amortization ($1,282,000) and a significant increase in trade accounts payable and accrued liabilities ($391,000) exceeded the net loss of $1,367,000. Significant cash outflows of $638,000 for principal payments on notes payable, $300,000 of capital additions and $125,000 transferred to a restricted cash account in conjunction with a second mortgage obtained by the hotel were significantly offset by the cash flow from operations of $151,000, the second mortgage of $250,000 obtained by the hotel, net borrowings of $385,000 under its line of credit, and unscheduled principal payments of $238,000 received on its note receivable from a related party.

The Company had working capital deficits of $1,206,000 and $2,953,000 at June 30, 2002 and 2001, respectively. The substantial decrease of $1,747,000 in the working capital deficit was primarily related to reclassification of the long-term portion of L.E. Smith's bank note payable ($1.9 million) to long-term liabilities at June 30, 2002 resulting from Sky Bank's Forbearance Agreement with the Company. A decrease of $261,000 in working capital resulting from capital additions was offset by an increase of $250,000 from NBI Properties' procurement of a second mortgage on the hotel during fiscal 2002, the proceeds of which were used to paydown a portion of L.E. Smith's overborrowings on its line of credit.

The Company significantly reduced its capital expenditures in fiscal 2002 as compared to the prior fiscal year and did not have any significant construction-in-progress outstanding at June 30, 2002. The Company plans to continue restricting its capital expenditures.

The Company expects its working capital requirements in the next fiscal year to be met by internally generated funds including interest income and unscheduled principal payments on the note receivable from a related party. The hotel's bank loan agreement indirectly limits the amount of cash distributions it can make to the parent company through a covenant requiring the maintenance of a minimum cash flow to debt service ratio. Short-term borrowings under an existing line of credit can also be used for L.E. Smith's working capital requirements. As of the date of the Forbearance Agreement, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $357,000 (unaudited). L.E. Smith has consistently been unable to repay the overborrowings on its revolving line of credit which are required to be repaid promptly. L.E. Smith was also in arrears on certain payments related to its revolving line of credit and bank term note payable at that date. In addition, L.E. Smith has not been able to meet certain financial ratios required under the loan agreement covering L.E. Smith's revolving line of credit and bank term note payable ( "Loan Agreement" ). However, on August 23, 2002, L.E. Smith and Sky Bank entered into a Forbearance Agreement related to L.E. Smith's revolving line of credit and bank term note and an amendment to the Loan Agreement ( "Amendment" ), whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. In conjunction with the Forbearance Agreement and Amendment, the due date of the bank term note has been extended to March 5, 2008 with monthly interest only payments allowed for September 5, 2002, and February 5, 2003 through August 5, 2003; monthly principal payments of $34,000 plus interest will be due for all other months during the term of the note. Sky Bank has authorized L.E. Smith to exceed its borrowing base by a maximum of $800,000 ( "Allowed Overborrowings" ). In exchange, Bellevue Partners has agreed to make unscheduled principal payments totaling $500,000 on its note to Willowbrook Properties from the sale of certain outparcels, and Willowbrook Properties has assigned its interest in these payments to Sky Bank. The Allowed Overborrowings will be reduced by the amount of these payments as they are received by the bank. As of September 26, 2002, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $633,000 (unaudited). The Forbearance Agreement prohibits L.E. Smith from making any payments to NBI or any of its
subsidiaries.    (See  Notes  2,  8  and  19  to  the  Consolidated  Financial
Statements.)

As of September 1, 2002, L.E. Smith was three months in arrears on its monthly payments on its note payable from PADCED. In addition, L.E. Smith has been unable to pay various other liabilities when due as required under the PADCED loan agreement. These conditions cause the note payable from PADCED to be subject to immediate demand at the option of the holder. Therefore, the Company has included the entire balance of this note payable in current liabilities at June 30, 2002, as was also required at June 30, 2001. L.E. Smith is currently trying to obtain a six-month deferral of principal payments on its note payable from the PADCED. L.E. Smith is also working with its accounts payable vendors to obtain extended terms. (See Notes 2, 8 and 19 to the Consolidated Financial Statements.)

The Company has incurred significant losses during fiscal 2002 and 2001 and has a significant working capital deficit at June 30, 2002. In addition, a large amount of L.E. Smith's accounts payable are significantly past due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this
uncertainty.    The  Forbearance  Agreement  and  Amendment  with  Sky  Bank significantly reduces the amount of principal payments required on the Company's long-term debt in fiscal 2003. In addition, L.E. Smith is currently trying to obtain a six-month deferral of principal payments on its note payable from the PADCED. L.E. Smith is also working with its accounts payable vendors to obtain extended terms. Furthermore, management has been working on significantly reducing its costs and expenses, including significantly reducing its health insurance costs through a new collective bargaining agreement that it is currently negotiating with its union employees at L.E. Smith (the current agreement expires on October 31, 2002 - see Note 17 to the Consolidated Financial
Statements)  and  savings  expected  from  other  cost  control  measures.

The Company also is working on increasing its sales volume and gross profit at L.E. Smith. Due to intense foreign competition and the unfavorable economic conditions in the United States during the last two years, it has been difficult for L.E. Smith to generate sufficient sales volume to allow it to obtain the critical mass required in its production facility for it to be profitable.

L.E. Smith is currently in discussions with other glass manufacturers to develop marketing partnerships that would help increase sales volumes for each party. This is possible when the companies offer different types of products and consequently do not directly compete with one another. For example, one company may be an automated glass manufacturer which sells to the mass market, however, their manufacturing plant is not able to handle smaller quantities efficiently. In those situations requiring smaller quantities, they would sell L.E. Smith handmade products. In return, L.E. Smith could sell some of that company's products to its customers when large quantities were required. In addition, L.E. Smith has the capability to produce colored and decorated glass, whereas another company may have the ability to produce leaded crystal which L.E. Smith does not. Through a marketing partnership, two or three companies become stronger by capitalizing on each other's strength.

In addition, L.E. Smith must find a way to be closer to the end-user. Today's distribution methods are very expensive for manufacturers. In highly competitive situations, the Company is often unable to sell its products or does so at inadequate margins because of the mark-up required by the retailer. For many years, L.E. Smith has had an on-site factory outlet store that has been profitable. Therefore, the Company has decided on a retail strategy of opening retail stores in several outlet locations over the next year. These stores will be opened both independently and through joint ventures with marketing partners. These retail outlets will do several things to improve our Company. First, it will allow us to improve our margins because we have eliminated several layers of distribution. Second, it allows us to increase our sales volume by taking advantage of an increasing trend in retail markets towards outlet and discount stores, away from pricey shopping malls. The Company will also increase its marketing efforts related to a new line of home building products that it has been developing including glass sinks, glass tiles, and glass blocks, as well as glass used in various architectural projects.

However, there can be no assurance that the Company will be successful in increasing its sales and gross profit and reducing its costs and expenses; nor can there be any assurance that L.E. Smith's creditors will grant the Company extended payment terms. (See Note 2 to the Consolidated Financial Statements.)

The following summarizes the Company's aggregate contractual obligations as of June 30, 2002:


                                                     Total payments due during fiscal years ended June 30,
                                                     --------------------------------------------------------
                                                                        2004          2006
                                          Total           2003         & 2005        & 2007     Thereafter
                                      -------------  -------------  ------------  ------------  -------------
                                                                  (Amounts in thousands)
Line of credit(a)                     $       2,801  $       2,801  $         --  $         --  $         --
Long-term notes payable
  - Sky Bank(a)                               2,130            253           737           804           336
  - State of Pennsylvania Machinery
       & Equipment Loan Fund note(b)            322            322            --            --            --
  - Other notes payable                       1,133             59           126           259           689
Present value of capital
  lease obligation                              988             41            88           106           753
Operating leases                              1,151            179           240           133           599
Minimum royalties(c)                            100            100            --            --            --
Purchase obligation                              42             42            --            --            --
CEO employment agreement(d)                      60             60            --            --            --
Other                                            16             12             4            --            --
                                      -------------  -------------  ------------  ------------  ------------

Total contractual obligations         $       8,743  $       3,869  $      1,195  $      1,302  $      2,377
                                      =============  =============  ============  ============  ============




(a)  As of the date of the Forbearance Agreement, the borrowings under L.E. Smith's revolving line of credit exceeded  the  allowed  borrowing  base by $357,000 (unaudited).  L.E. Smith has consistently been unable to repay  the  overborrowings  on  its revolving line of credit which are required to be repaid promptly.  L.E.
Smith  was  also  in  arrears on certain payments related to its revolving line of credit and bank term note payable  at  that date.  In addition, L.E. Smith has not been able to meet certain financial ratios required under  the Loan Agreement.  On August 23, 2002, L.E. Smith and Sky Bank entered into a Forbearance Agreement and  Amendment  to  L.E. Smith's revolving line of credit and bank term note, whereby Sky Bank has agreed to forbear  from  exercising  its rights and remedies with respect to the existing defaults by L.E. Smith under the  Loan  Agreement  provided there is no event of default by L.E. Smith under the terms of the Forbearance
Agreement  which  expires  on  July  7,  2003.   As of September 26, 2002, the borrowings under L.E. Smith's revolving  line  of  credit  exceeded  the  allowed  borrowing  base  by $633,000 (unaudited).  See previous discussion  in  this "Liquidity  and  Capital  Resources"  section.

(b)  As  of  September  1,  2002, L.E. Smith was three months in arrears on its monthly payments on its note payable  from  PADCED.  In addition, L.E. Smith has been unable to pay various other liabilities when due as required under the PADCED loan agreement.  These conditions cause the note payable from PADCED to be subject to  immediate demand at the option of the holder.  Therefore, the Company has included the entire balance of
this  note  payable  in   current liabilities at June 30, 2002, as was also required at June 30, 2001.  L.E.
Smith  is currently trying to obtain a six-month deferral of principal payments on its note payable from the
PADCED.

(c)  During the third quarter of fiscal 2002, the Company exercised its option for the first renewal period,
April  1,  2002  through  September  30,  2002, under its master license agreement for its decoder business.
During both the initial term and the first renewal period, the Company is required to pay royalties equal to the greater of $150,000 or 5% of the net decoder sales and services generated under this license.  The
Company paid the minimum royalties required for the initial term of $150,000 and included $134,000 in marketing, general and administrative  expenses  as  this  amount  represented  the  minimum royalty expense in excess of royalties payable  based  upon net decoder sales and services generated under this license.  As of June 30, 2002, the Company has paid $50,000 of the minimum royalties required for  the first renewal term and included $24,000 in marketing, general and administrative expenses as this amount represented the estimated minimum royalties in excess of royalties payable as of June 30, 2002 based upon estimated net decoder sales and services generated under this license for the first renewal term.  The Company is currently in the process of renegotiating the terms for the second renewal period, October 1, 2002 through September
30, 2003, under the master  license  agreement  and  therefore  has  not  included  any minimum royalties for this period in its contractual  obligations  as  of  June  30,  2002.  If renewed under the existing terms, the Company will be required  to  pay  royalties  equal  to  the greater of $400,000 or 5% of the net decoder sales and services generated  under  the  license.

(d)  Under the terms of an agreement with the Company's CEO ("CEO Agreement"), the Company pays its CEO, Jay
H.  Lustig,  an  annual  salary  of  $60,000.  The CEO Agreement also provides that the Company will pay Mr.
Lustig  an  annual bonus of 10% of the Company's pre-tax profits, if any, derived from all sources, but only to  the extent such 10% figure exceeds Mr. Lustig's base salary.  Mr. Lustig remains eligible for such bonus for  twelve  months  after  termination  from  the  position  of  CEO.

The  Company  has  no  other  long-term  contractual  obligations  or  commercial  commitments.




TAX  LOSS  CARRYFORWARDS

As discussed in Note 6 to the Consolidated Financial Statements, the Company has approximately $65 million of federal tax loss carryforwards. In addition, the Company has a Pennsylvania net operating tax loss carryforward of approximately $1.7 million expiring in fiscal years 2011 and 2012. A valuation allowance of approximately $24 million has been established for the net deferred tax assets arising from the tax loss carryforwards because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized. Section 382 of the Internal Revenue Code would materially limit the amount of net operating loss carryforwards available for use in any single year if the Company were to experience a change of ownership as defined by Section 382.

ADOPTION  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ( "FASB" ) finalized Statement of Accounting Standards ( "SFAS" ) No. 141, "Business Combinations",
and SFAS  No. 142,   "Goodwill  and  Other Intangible Assets".   SFAS No. 141
requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This Statement is effective July 1, 2002 for the Company. The Company believes the adoption of these Statements will have no material impact on its financial statements.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144 effective July 1, 2001. The adoption of this Statement had no material impact on the financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board ( APB ) Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 is effective July 1, 2002 for the Company. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of this Statement will have no material impact on its consolidated financial statements.

ITEM  7.    CONSOLIDATED  FINANCIAL  STATEMENTS





              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To  the  Board  of  Directors  and  Stockholders  of  NBI,  Inc.


We have audited the accompanying consolidated balance sheet of NBI, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBI, Inc. and subsidiaries at June 30, 2002, and the results of their operations and their cash flows for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses during fiscal 2002 and 2001 and has a significant working capital deficit at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/  Anton  Collins  Mitchell  LLP
                                            Anton  Collins  Mitchell  LLP





Denver,  Colorado
September  5,  2002

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To  the  Board  of  Directors  and  Stockholders  of  NBI,  Inc.



We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of NBI, Inc. and subsidiaries for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NBI, Inc. and subsidiaries for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2002
                   (Amounts in thousands, except share data)

                                      ASSETS
                                      ------
Current assets:
  Cash and cash equivalents                                             $   199
  Accounts receivable, less allowance for doubtful accounts of $279       1,257
  Inventories, net                                                        3,262
  Other current assets                                                      132
                                                                        --------
    Total current assets                                                  4,850

Property, plant and equipment, net                                        8,057
Note receivable from related party                                        2,300
Other assets, net                                                           288
                                                                        --------

    Total assets                                                        $15,495
                                                                        ========


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Current liabilities:
  Short-term borrowings and current portion of notes payable            $ 3,435
  Current portion of capital lease obligation                                41
  Accounts payable                                                        1,833
  Accrued liabilities and other                                             747
                                                                        --------
    Total current liabilities                                             6,056

Long-term liabilities:
  Notes payable                                                           2,951
  Capital lease obligation                                                  947
  Deferred income taxes                                                      64
  Postemployment disability benefits                                        119
  Deferred gain from sale of real estate, net of taxes                      881
                                                                        --------
    Total liabilities                                                    11,018
                                                                        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value; 5,000,000 shares
    authorized; 507,421 shares of Series A Cumulative Preferred
    Stock issued and outstanding (liquidation preference value of $5,074)     5
  Capital in excess of par value - preferred stock                        4,380
  Common stock - $.01 par value (20,000,000 shares
    authorized; 10,130,520 shares issued)                                   101
  Capital in excess of par value - common stock                           6,566
  Accumulated deficit                                                    (5,707)
                                                                        --------
                                                                          5,345
  Treasury stock, at cost (2,027,200 shares)                               (868)
                                                                        --------
    Total stockholders' equity                                            4,477
                                                                        --------

    Total liabilities and stockholders' equity                          $15,495
                                                                        ========





     See accompanying Reports of Independent Certified Public Accountants and
                   Notes to Consolidated Financial Statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years Ended June 30, 2002 and 2001
                 (Amounts in thousands, except per share data)


                                                               2002       2001
                                                             ---------  --------
Revenues:
  Sales                                                       $12,662   $13,499
  Service and rental                                            2,358     2,283
  Royalty revenue, net                                            106       --
                                                              --------  --------
                                                               15,126    15,782
                                                              --------  --------

Costs and expenses:
  Cost of sales                                                10,839    11,440
  Cost of service and rental                                    1,722     1,671
  Marketing, general and administrative                         3,453     3,433
                                                              --------  --------
                                                               16,014    16,544
                                                              --------  --------

Loss from operations                                             (888)     (762)
                                                              --------  --------

Other income (expense):
  Interest income                                                 152       229
  Other income and expense, net                                   (42)      (16)
  Interest expense                                               (511)     (545)
                                                              --------  --------
                                                                 (401)     (332)
                                                              --------  --------


Loss before provision for income taxes                         (1,289)   (1,094)
Income tax benefit (expense)                                      (78)      124
                                                              --------  --------
Net loss                                                       (1,367)     (970)

Dividend requirement on preferred stock                          (513)     (512)
                                                              --------  --------

Loss attributable to common stockholders                      $(1,880)  $(1,482)
                                                              ========  ========


Loss per common share - basic and diluted                     $  (.23)  $  (.18)
                                                              ========  ========

Weighted average common shares and equivalents -
   basic and diluted                                            8,103     8,103
                                                              ========  ========











       See accompanying Reports of Independent Certified Public Accountants and
                     Notes to Consolidated Financial Statements.



                                   NBI, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years Ended June 30, 2002 and 2001
                   (Amounts in thousands, except share data)







                            Preferred  Stock                    Common  Stock
                      -------------------------------   ----------------------------------
                                              Capital in                          Capital in
                       Number of  (Par Value   Excess of   Number of  (Par Value   Excess of  Accumulated  Treasury
                        Shares       $.01)     Par Value     Shares      $.01)     Par Value    Deficit      Stock       Total
                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance June 30, 2000   507,421         $ 5      $4,380   10,130,520       $101      $6,566     $(3,370)      $(868)    $ 6,814

Net loss                     --          --          --           --         --          --        (970)         --        (970)
                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balance June 30, 2001   507,421           5       4,380   10,130,520        101       6,566      (4,340)       (868)      5,844

Net loss                     --          --          --           --         --          --      (1,367)         --      (1,367)
                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balance June 30, 2002   507,421         $ 5      $4,380   10,130,520       $101      $6,566     $(5,707)      $(868)    $ 4,477
                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========











             See accompanying Reports of Independent Certified Public Accountants and
                            Notes to Consolidated Financial Statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2002 and 2001
                             (Amounts in Thousands)



                                                     2002      2001
                                                   --------  --------
Cash flows from operating activities:

Net loss                                           $(1,367)  $  (970)

Adjustments to reconcile net loss to net cash flow provided by operating activities:

   Depreciation and amortization                     1,282     1,164
   Provision for bad debts and returns                  67        86
   Provision for write-downs of inventory               74        47
   Loss on sales of property and equipment              --        21
   Deferred income taxes                                63      (133)
   Other                                               (19)      (15)
   Changes in assets -- decrease (increase):
     Accounts receivable                              (168)      512
     Inventories                                      (392)       27
     Prepaid state income taxes                         59       (38)
     Other current assets                              162      (107)
     Other assets                                       (9)       --
   Changes in liabilities -- (decrease) increase:
     Accounts payable and accrued liabilities          391      (203)
     Income taxes payable                                8       (43)
                                                   --------  --------

     Net cash flow provided by operating activities    151       348
                                                   --------  --------


Cash flows from investing activities:

   Collections on notes receivable                     238         9
   Refund of deposit on sale of hotel                   --      (118)
   Proceeds from sales of property and equipment        --         4
   Purchases of property and equipment                (300)   (2,730)
                                                   --------  --------

     Net cash flow used in investing activities        (62)   (2,835)
                                                   --------  --------


                         (continued on following page)






   See accompanying Reports of Independent Certified Public Accountants and
                  Notes to Consolidated Financial Statements.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended June 30, 2002 and 2001
                            (Amounts in Thousands)



                                                                   2002      2001
                                                                 --------  --------

Cash flows from financing activities:

  Loan costs paid                                                     (3)     (39)
  Restricted funds established under terms of new loan              (125)      --
  Proceeds from new line of credit, term loans and interim loan      250    6,050
  Payoff of existing line of credit, term loan and interim loan       --   (2,406)
  Payments on notes payable                                         (638)    (361)
  Net borrowings on line of credit                                   385       86
  Payments on IRS debt                                                --     (878)
  Payments on capital lease obligation                               (29)     (19)
                                                                 -------- --------

     Net cash flow provided by financing activities                 (160)   2,433
                                                                 -------- --------

Net decrease in cash and cash equivalents                            (71)     (54)

Cash and cash equivalents at beginning of year                       270      324
                                                                 -------- --------

Cash and cash equivalents at end of year                         $   199  $   270
                                                                 ======== ========


Supplemental disclosures of cash flow information:

  Interest paid                                                  $   494  $   739
                                                                 ======== ========

  Income taxes paid (refunded), net                              $   (53) $    91
                                                                 ======== ========

  Equipment acquisition under capital lease                      $    --  $ 1,036
                                                                 ======== ========

  Noncash purchases of property, plant and equipment included
    in accounts payable and accrued liabilities at end of year   $    75  $   114
                                                                 ======== ========

  Application of remaining deposit on sale of hotel towards
    note receivable from related party, accrued interest thereon,
    and other miscellaneous receivable                           $   --   $   382
                                                                 ======== ========















     See accompanying Reports of Independent Certified Public Accountants and
                   Notes to Consolidated Financial Statements.

                                   NBI, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2002 and 2001


1. Summary  of  Significant  Accounting  Policies
   ----------------------------------------------

BUSINESS DESCRIPTION: The Company's main operations are in the glass manufacturing and hotel industries. Both of these operations are located in southwestern Pennsylvania. The glass manufacturer sells its glass products primarily to traditional and specialty retailers throughout the United States, as well as to manufacturers/wholesalers, the food service market and through an on-site retail store. The hotel is an 80-room full-service Holiday Inn hotel. In addition, the Company has the right to use and sublicense certain patented decoder technology under a master license agreement with the right to manufacture and sell decoders made in accordance with such patent. The decoder is a small translucent plastic-like piece that is used in marketing activities in which a hidden message is revealed when the decoder is placed against a colored field on a computer screen. The Company currently has two sublicensees, one located in Pennsylvania and one in California. The Company is also working on direct sales of the decoder.

PRINCIPLES  OF  CONSOLIDATION:   The consolidated financial statements include
the  accounts  of  the  Company  and  its  wholly-owned  subsidiaries.    All
significant intercompany accounts, transactions and profits have been eliminated.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" . SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144 effective July 1, 2001. The adoption of this Statement had no material impact on the financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
Corrections".     SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 is effective July 1, 2002 for the Company. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of this Statement will have no material impact on its consolidated financial statements.

CASH: Cash and cash equivalents include investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company places its cash and temporary cash investments with financial institutions. At times, such investments may be in excess of federally insured limits.

INVENTORIES: Inventories are stated at the lower of cost (at standard which approximates the first-in, first-out method) or market and were comprised of the following amounts which are presented net of reserves totaling $198,000:

                                              June 30,
                                                2002
                                                ----
                                      (Amounts in thousands)

           Raw Materials                      $   590
           Work in Process                        638
           Finished Goods                       2,017
           Food and Beverage Inventory             17
                                             --------
                                              $ 3,262
                                             ========



LONG-TERM ASSETS: The Company applies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under SFAS No. 144, long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used are reported at the lower of the carrying amount or their estimated fair market value. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of the carrying amount or their estimated fair market value less costs to sell.

Identifiable intangible assets not covered by SFAS No. 144 and goodwill not identified with assets that are subject to an impairment loss under SFAS No. 144 are accounted for in accordance with APB Opinion No. 17, "Intangible Assets". Under APB No. 17, the amortization periods of identifiable assets and goodwill are continually evaluated to determine if the useful lives should be revised. If the useful lives are changed, the unamortized cost would be allocated to the remaining periods in the revised useful lives. In addition, the Company periodically reviews the carrying values of its identifiable intangible assets and goodwill by comparing them to their estimated fair market value and expected future benefits of the assets to determine if an impairment exists under APB No. 17. The Company will adopt SFAS No. 141 and 142 effective July 1, 2002 and expects no material impact on its financial statements from the adoption of these statements.

PROPERTY, PLANT AND EQUIPMENT: Capital assets are recorded at cost or at the net present value for equipment under capital leases, and are depreciated on a straight-line basis over the following lives:

         Asset  Type                                Life
         -----------                                ----
         Buildings and building improvements        7-25 years
         Machinery and equipment                    3-20 years
         Office and hotel furniture and fixtures    5-10 years



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

REVENUE RECOGNITION: Revenue from sales of products is recognized when title passes, generally when the goods are shipped, except for goods shipped on
consignment.   Revenue is recognized from products shipped on consignment when
the  consignee  sells  the  goods.    Freight  charges billed to customers are
included  in revenue.  Service and rental revenue from the hotel operations is
recognized  when  provided.    The  Company  recognizes  royalty  revenue from
sublicensees under its decoder master license as earned when the sublicensee has substantially completed the work per the terms of the agreement. The royalty revenue is presented net of related royalties earned by the master
licensor.    The  Company  incurs  minimum  royalties expense when the minimum royalties payable under the terms of the master license agreement are estimated to exceed the royalties earned based upon net decoder sales and services generated under the license, including decoder sales and services produced by sublicensees. The minimum royalty expense is included in marketing, general and administrative expenses.

ADVERTISING  COSTS:    Advertising  expense  was $183,000 and $163,000 for the
years  ended  June  30,  2002  and  2001,  respectively.

INCOME TAXES: The Company accounts for income taxes in conformity with SFAS No. 109, "Accounting for Income Taxes". Under the provisions of SFAS No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences which result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

NET INCOME (LOSS) PER SHARE: NBI, Inc. calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company (see
Note  16).

COMPREHENSIVE INCOME (LOSS): The Company applies SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distribution to owners. For the years ended June 30, 2002 and 2001, the Company had no items of comprehensive income other than net income (loss); therefore, a separate statement of comprehensive income (loss) has not been presented for these periods.

RECLASSIFICATIONS  AND  ADJUSTMENTS:    Certain  items  in  the 2001 financial
statements have been reclassified to conform to the 2002 manner of presentation.

2.  Going  Concern  and  Management's  Plan
    ---------------------------------------

As of the date of the Forbearance Agreement, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $357,000 (unaudited). L.E. Smith has consistently been unable to repay the over-borrowings on its revolving line of credit which are required to be repaid promptly. L.E. Smith was also in arrears on certain payments related to its
revolving line of credit and bank term note payable at that date.   L.E. Smith
has not been able to meet certain financial ratios required under the Loan Agreement covering L.E. Smith's revolving line of credit and bank term note payable. However, on August 23, 2002, L.E. Smith and Sky Bank entered into a Forbearance Agreement and Amendment related to L.E. Smith's revolving line of credit and bank term, whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003.
As of September 26, 2002, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $633,000 (unaudited), $167,000 below the maximum Allowed Overborrowings. (See Notes 8 and 19).

As of September 1, 2002, L.E. Smith was three months in arrears on its monthly payments on its note payable from PADCED. In addition, L.E. Smith has been unable to pay various other liabilities when due as required under the PADCED loan agreement. These conditions cause the note payable from PADCED to be subject to immediate demand at the option of the holder. Therefore, the
Company has included the entire balance of this note payable in current liabilities at June 30, 2002, as was also required at June 30, 2001. L.E. Smith is currently trying to obtain a six-month deferral of principal payments on its note payable from PADCED. L.E. Smith is also working with its accounts
payable  vendors  to  obtain  extended  terms.    (See  Notes  8  and  19.)

The Company has incurred significant losses during fiscal 2002 and 2001 and has a significant working capital deficit at June 30, 2002. In addition, a large amount of L.E. Smith's accounts payable are significantly past due.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this
uncertainty.    The  Forbearance  Agreement  and  Amendment  with  Sky  Bank significantly reduces the amount of principal payments required on the Company's long-term debt in fiscal 2003. In addition, L.E. Smith is currently trying to obtain a six-month deferral of principal payments on its note payable from PADCED. L.E. Smith is also working with its accounts payable vendors to obtain extended terms. Furthermore, management has been working on significantly reducing its costs and expenses, including significantly reducing its health insurance costs through a new collective bargaining agreement that it is currently negotiating with its union employees at L.E. Smith (the current agreement expires on October 31, 2002 - see Note 17) and savings expected from other cost control measures.

The Company also is working on increasing its sales volume and gross profit at L.E. Smith. Due to intense foreign competition and the unfavorable economic conditions in the United States during the last two years, it has been difficult for L.E. Smith to generate sufficient sales volume to allow it to obtain the critical mass required in its production facility for it to be profitable.

L.E. Smith is currently in discussions with other glass manufacturers to develop marketing partnerships that would help increase sales volumes for each party. This is possible when the companies offer different types of products and consequently do not directly compete with one another. For example, one company may be an automated glass manufacturer which sells to the mass market, however, their manufacturing plant is not able to handle smaller quantities efficiently. In those situations requiring smaller quantities, they would sell L.E. Smith handmade products. In return, L.E. Smith could sell some of that company's products to its customers when large quantities were required. In addition, L.E. Smith has the capability to produce colored and decorated glass, whereas another company may have the ability to produce leaded crystal which L.E. Smith does not. Through a marketing partnership, two or three companies become stronger by capitalizing on each other's strength.

In addition, L.E. Smith must find a way to be closer to the end-user. Today's distribution methods are very expensive for manufacturers. In highly competitive situations, the Company is often unable to sell its products or does so at inadequate margins because of the mark-up required by the retailer. For many years, L.E. Smith has had an on-site factory outlet store that has been profitable. Therefore, the Company has decided on a retail strategy of opening retail stores in several outlet locations over the next year. These stores will be opened both independently and through joint ventures with marketing partners. These retail outlets will do several things to improve our Company. First, it will allow us to improve our margins because we have eliminated several layers of distribution. Second, it allows us to increase our sales volume by taking advantage of an increasing trend in retail markets towards outlet and discount stores, away from pricey shopping malls. The Company will also increase its marketing efforts related to a new line of home building products that it has been developing including glass sinks, glass tiles, and glass blocks, as well as glass used in various architectural projects.

However, there can be no assurance that the Company will be successful in increasing its sales and gross profit and reducing its costs and expenses; nor can there be any assurance that L.E. Smith's creditors will grant the Company extended payment terms.


3.  Discontinued  Operations
    ------------------------

On August 19, 1999, the Board of Directors voted to sell the assets of the Company's wholly-owned subsidiary, NBI Properties, to an entity that is 100% owned and controlled by its CEO. Therefore, the Company had classified its hotel operation as a discontinued operation at that time. However, because the Company no longer believes that the sale will be completed within the next twelve months, the hotel operation has been reclassified as a continuing operation for the years ended June 30, 2002 and 2001. There were no other adjustments in the financial statements as a result of this change.


4.  Note  Receivable  from  Related  Party
    --------------------------------------

In conjunction with the sale of Willowbrook Properties' land and construction-in-progress (see Note 18), on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from Bellevue Partners, an entity which is 100% owned and controlled by NBI's CEO. The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 7.125% determined at December 31, 2000 for all of calendar 2001, a rate of 5.05% determined on December 31, 2001 for all of calendar
2002, and the rate to be redetermined each succeeding December 31 for the following calendar year's rate. The note is collateralized by a second security interest in the property and is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006. The Company has received unscheduled principal payments totaling $238,000 during the year ended June 30, 2002. On August 23, 2003, Willowbrook Properties assigned its rights to $500,000 of future payments on the note receivable to Sky Bank (see Notes 8 and 18).


5.  Property,  Plant  and  Equipment
    --------------------------------

                                                     June 30,
                                                       2002
                                                       ----
                                               (Amounts in thousands)

        Land                                         $   184
        Buildings                                      4,011
        Machinery and equipment                        7,776
        Machinery and equipment under capital lease    1,036
        Office and hotel furniture and fixtures          808
        Construction in-progress                          68
                                                     --------
                                                      13,883
        Accumulated depreciation and amortization     (5,826)
                                                     --------

                                                     $ 8,057
                                                     ========

Total depreciation and amortization expense for property, plant and equipment was $1,261,000 and $1,148,000 for the years ended June 30, 2002 and 2001, respectively. The Company estimates that it will cost approximately $54,000 to complete the outstanding construction in-progress, all of which is expected to be completed during fiscal 2003. Included in machinery and equipment at June 30, 2002 was L.E. Smith's crystal tank which cost $2,109,000, has an estimated useful life of 20 years and requires major refurbishments costing approximately $500,000 every seven years.

6.  Income  Taxes
    -------------

The Company recorded an income tax provision of $78,000 and an income tax benefit of $124,000 for the years ended June 30, 2002 and 2001, respectively.

The benefit (provision) for income taxes for the years ended June 30, 2002 and 2001 consisted of:

                                            2002       2001
                                            ----       ----
                                         (Amounts in thousands)

 Federal:
     Current                                $  --     $ --
     Deferred                                  --       20
                                             -----    -----
                                               --       20
                                             -----    -----
 State and other:
     Current                                  (15)      (8)
     Deferred                                 (63)     112
                                             -----    -----
                                              (78)     104
                                             -----    -----

 Total                                       $(78)    $124
                                             =====    =====

In accordance with fresh-start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the United States Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. The Company utilized no amounts of pre-reorganization net operating loss carryforwards in fiscal 2002 or 2001.

The reconciliation of income taxes from continuing operations at the U.S. federal statutory tax rate to the effective tax rate for the years ended
June  30,  2002  and  2001  are  as  follows:

                                                    2002    2001
                                                   -----   ------
                                              (Amounts in thousands)

 Federal tax benefit computed at 34% on
    loss before provision for income taxes         $ 438   $ 372
 State tax benefit, net of federal benefit            66      69
 Change in the balance of the valuation allowance
    for deferred tax assets and other               (582)   (317)
                                                   ------  ------

 Benefit (provision) for income taxes              $ (78)  $ 124
                                                   ======  ======

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2002 were as follows:


                                                         June 30, 2002
                                                 ------------------------------
                                                  Current  Noncurrent   Total
                                                 -------- ------------ --------
                                                      (Amounts in thousands)
  Deferred tax assets:
     Net operating loss carryforwards               $  --   $ 22,298   $ 22,298
     Capital loss carryforwards                        --      1,879      1,879
     Reserve provisions and other                     396         --        396
     Sale of a majority of Willowbrook Properties'
       assets                                          --        313        313
                                                    ------  ---------  ---------
  Total deferred tax assets                           396     24,490     24,886
  Valuation allowance for deferred tax assets        (395)   (23,833)   (24,228)
                                                    ------  ---------  ---------
  Deferred tax assets, net of valuation allowance       1        657        658
  Less deferred tax liabilities:
     Fixed asset depreciation/basis differences
      and other                                        --       (722)      (722)
                                                    ------  ---------  ---------
  Net deferred tax asset (liability)                $   1   $    (65)  $    (64)
                                                    ======  =========  =========


For the year ended June 30, 2002, the net change in the valuation allowance was an increase of $640,000. For the year ended June 30, 2001, the net change in the valuation allowance was an increase of $897,000. The valuation allowance of $24,228,000 at June 30, 2002 was established because the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

The federal net operating tax loss carryforwards at June 30, 2002 totaled $65 million and expire in fiscal years 2004 through 2022. Section 382 of the Internal Revenue Code would materially limit the amount of net operating loss carryforwards available for use in any single year if the Company were to experience a change of ownership as defined by Section 382. The capital loss carryforwards at June 30, 2002 totaled $5.5 million and expire in fiscal years 2003 through 2005. In addition, as of June 30, 2002, the Company has Pennsylvania net operating tax loss carryforwards totaling approximately $1.7 million expiring in fiscal years 2011 and 2012.


7.  Accrued  Liabilities  and  Other
    --------------------------------

                                                 June  30,
                                                   2002
                                                   ----
                                           (Amounts in thousands)

         Accrued interest                           $ 46
         Payroll and related benefits and taxes      377
         Liabilities under previously self-insured
          health and other benefit plans              90
         Other                                       234
                                                    ----

                                                    $747
                                                    ====


8.  Notes  Payable  and  Short-term  Borrowings
    -------------------------------------------

On April 11, 2002, NBI Properties closed on a $250,000 second mortgage. The proceeds were used to pay down a portion of L.E. Smith's overborrowings under its revolving line of credit.

The following summarizes the Company's notes payable and short-term borrowings outstanding at:

                                                                June  30,
                                                                  2002
                                                               ----------
                                                        (Amounts in thousands)

Revolving bank credit note of $3,000,000, due on the extended due date of July 7, 2003, interest at bank's prime rate (4.75% at
  June 30, 2002) plus 1%; collateralized by a first security interest in all accounts receivable, inventories, personal
  property and all of the capital stock of L.E. Smith.             $ 2,801

Bank term note payable in variable monthly installments including interest at bank's prime rate (4.75% at June 30, 2002) plus 1%, with the outstanding principal balance plus accrued interest due in full on the extended due date of March 5, 2008.
  The note is cross-collateralized with L.E. Smith's revolving bank credit note.
                                                                     2,130

Note payable from the Pennsylvania Department of Community and
  Economic Development ("PADCED"), monthly installments of $8,000 including interest at 5.25%; collateralized by a second security interest in all of L.E. Smith's accounts receivable, inventories,
  intangibles, personal and real property; guaranteed by NBI.          322



Bank mortgage note of $1,000,000 due July 1, 2007, collateralized by a first security interest in the hotel assets, guaranteed by
  NBI.  Principal and interest at 8.85% was payable in monthly installments of $8,983 through June 1, 2002.  Subsequently, principal and interest at 7.07% is payable in monthly
  intstallments of $8,054.                                             887

Bank mortgage note of $250,000, due June 1, 2007, payable in variable monthly installments including principal of $2,083 plus the interest at the bank's prime rate (4.75% at June 30,
  2002) plus 1%. The mortgage note is collateralized by a second security interest in the hotel's assets including a restricted
  cash account of $125,000, and is guaranteed by NBI.                  246
                                                                   --------

Total notes payable and short-term borrowings                        6,386

Less current portion                                                (3,435)
                                                                   --------

Long-term portion of notes payable                                 $ 2,951
                                                                   ========

The glass manufacturing company's revolving bank credit note and term note are subject to a Loan Agreement which contains covenants requiring maintenance of a minimum debt service coverage ratio and minimum tangible net worth. In addition, it prohibits certain activities of the glass manufacturing company without the bank's approval, including creation of debt or liens, payments of dividends, granting loans or making certain investments and participation in any mergers, acquisitions, or ownership changes. Also, the agreement limits the amount of L.E. Smith's capital expenditures and dispositions of assets not in the ordinary course of business.

As of the date of the Forbearance Agreement, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $357,000
(unaudited).    L.E.  Smith  has  consistently  been  unable  to  repay  the overborrowings on its revolving line of credit which are required to be repaid promptly. L.E. Smith was also in arrears on certain payments related to its revolving line of credit and bank term note payable at that date. In addition,  L.E.  Smith  has  not  been  able  to meet certain financial ratios required under the Loan Agreement. On August 23, 2002, L.E. Smith and Sky Bank entered into a Forbearance Agreement and Amendment to L.E. Smith's revolving line of credit and bank term note, whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. In conjunction with the Forbearance Agreement and Amendment, the due date of the bank term note has been extended to March 5, 2008 with monthly interest only payments for September 5, 2002, and February 5, 2003 through August 5, 2003; monthly principal payments of $34,000 plus interest at prime plus 1% will be due for all other months during the term of the note. The due date of the revolving line of credit has been extended to July 7, 2003, and Sky Bank has authorized L.E. Smith to exceed its borrowing base by a maximum of $800,000. In exchange, Bellevue Partners has agreed to make unscheduled principal payments totaling $500,000 on its note to Willowbrook Properties from the sale of certain outparcels, and Willowbrook Properties has assigned its interest in these payments to Sky Bank. The Allowed Overborrowings will be reduced by the amount of these payments as they are received by the bank. The Forbearance Agreement also requires L.E. Smith to (i) obtain written agreements with its vendors and other creditors regarding revised payment terms acceptable to the bank; (ii) use its best efforts to negotiate a favorable collective bargaining agreement related to its union employees; and (iii) prohibits L.E. Smith from making any payments to NBI or any of its subsidiaries. As of September 26, 2002, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing
base  by  $633,000  (unaudited).    (See  Notes  2  and  19.)

As of September 1, 2002, L.E. Smith was three months in arrears on its monthly payments on its note payable from PADCED. In addition, L.E. Smith has been unable to pay various other liabilities when due as required under the PADCED loan agreement. These conditions cause the note payable from PADCED to be subject to immediate demand at the option of the holder. Therefore, the
Company has included the entire balance of this note payable in current liabilities at June 30, 2002, as was also required at June 30, 2001. L.E. Smith has been in contact with PADCED and is trying to obtain a six-month deferral of principal payments on this note. (See Notes 2 and 19.)

The hotel's first mortgage note payable contains covenants requiring maintenance of a minimum cash flow to debt service ratio and a minimum balance in a replacement reserve account. Both of the hotel's mortgage notes payable prohibit certain activities of the hotel without the bank's approval, including the creation of debts or liens, sales of assets and participation in any mergers or acquisitions.

At June 30, 2002, the scheduled principal maturities of notes payable and short-term borrowings, as amended, for the subsequent fiscal years ending June 30 are: 2003 - $3,435,000; 2004 - $397,000; 2005- $466,000; 2006 - $469,000;
2007  -  $594,000;  and  2008  -  $1,025,000.


9.  Capital  Lease  Obligation
    --------------------------

During fiscal 2001, L.E. Smith built an oxygen generating facility costing approximately $213,000. In conjunction with this facility, the Company entered into an equipment lease effective September 20, 2000. The contract includes monthly lease payments of approximately $11,000 beginning December 1, 2000. In addition, the contract provides for monthly maintenance fees and fixed pricing for all of L.E. Smith's other liquid oxygen requirements. (See
Note 13.) The initial term of the equipment lease expires on November 30, 2015 and provides for optional successive 24-month terms. This lease qualifies as a capital lease; therefore, the Company has recorded machinery and equipment and a corresponding capital lease obligation equal to the present value of the minimum lease payments.

The future maturities of the minimum lease payments under the capital lease obligation are as follows (amounts in thousands):


     Years  Ending  June  30,
     ------------------------
         2003                                         $  139
         2004                                            129
         2005                                            129
         2006                                            129
         2007                                            129
         Thereafter                                    1,091
                                                      -------

     Total future minimum lease payments               1,746
     Less amounts representing interest                 (758)
                                                      -------

     Present value of future minimum lease payments      988
     Less current portion of capital lease               (41)
                                                      -------

     Long-term portion of capital lease               $  947
                                                      =======

At June 30, 2002, property, plant and equipment included equipment under a capital lease obligation with a cost of $1,036,000 and accumulated amortization of $109,000.


10.  Postemployment  Benefits
     ------------------------

The Company provides health care, life insurance, and disability benefits for eligible active employees. SFAS No. 112 requires the Company to accrue the expected costs of these benefits over the employee service period. The Company's current health, life insurance and disability benefits are fully insured. Accordingly, the Company has no further liability and no accrual is needed. However, the Company previously had a disability benefit plan that was self-insured, under which payments are still being made. In accordance with SFAS No. 112, the Company previously accrued the present value of the expected payments discounted at 10%. The expected payments were calculated based upon the earlier of the expected duration of each individual's disability or the time remaining until the individual reaches the age of 65, at which time the benefits cease. The total liability for post-employment benefits outstanding at June 30, 2002 was $149,000, of which $119,000 was classified as long-term.

11.  Deferred Gain from Sale of Real Estate
-------------------------------------------

On December 17, 1999, the Company closed on the sale of a majority of the assets of a wholly-owned subsidiary, Willowbrook Properties, to an entity which is 100% owned and controlled by NBI's CEO. The terms and conditions of the sale were previously approved at NBI's Annual Meeting of Stockholders held on December 16, 1999. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of approximately $48,000 and net of approximately
$40,000  of  related  income  taxes.    (See  Notes  4  and  18.)


12.  Employee  Benefit  Plans
     ------------------------

The Company has contributory savings and retirement 401(k) plans for its glass manufacturing and corporate employees. An employee may elect to contribute up to 15% of their compensation during each plan year, subject to the maximum allowed by the IRS. The Company's contributions to the union employees' plan is governed by L.E. Smith's union contract. Under the terms of the union contract, the employer's current contribution rate is $.20 per hour worked for eligible employees with less than ten years of services and $.30 per hour worked for eligible employees with ten or more years of service. The Company's contributions to its other plans are determined by the Board of Directors. Effective June 1, 2001, the employer contribution rate for the L.E. Smith non-union plan changed from 4% to 2% of the employee wages. No liability exists for any future contributions on the non-union plans, except as may subsequently be determined by the Board of Directors. The contributions expense for these plans totaled $82,000 and $119,000 for the years ended June 30, 2002 and 2001, respectively.


13.  Commitments  and  Contingencies
     -------------------------------

Lease  Commitments:
-------------------
During fiscal 2001, L.E. Smith built an oxygen generating facility costing approximately $213,000. In conjunction with this facility, the Company entered into an equipment lease effective September 20, 2000 (see Note 9). The contract includes monthly maintenance fees of approximately $4,000 beginning December 1, 2000. In addition, the contract also provides for the delivery of liquid oxygen for the Company's other oxygen needs, with no minimum volume requirements and based on an initial price of $.25 per 100 standard cubic feet, subject to semiannual adjustments based on various product delivery indicies. As of July 1, 2002, the contract price for liquid oxygen was $.2521 per 100 standard cubic feet. The oxygen generating facility significantly reduces L.E. Smith's ongoing liquid oxygen requirements. The initial term of the equipment lease expires on November 30, 2015 and provides for optional successive 24-month terms.

The Company's hotel operation leases the land supporting its hotel, under an operating lease expiring in the year 2026, with an option to extend for an additional 25 years. The monthly lease payments are based upon 3% of room and related revenue and 1% of other revenues of the hotel, with a minimum annual rental of $8,000.

The Company also leases various other office facilities and equipment which have expiration dates that extend through April 2006.

Total rental expense was $216,000 and $195,000 for the years ended June 30, 2002 and 2001, respectively. The future minimum rental commitments under non-cancellable leases, are: 2003 - $179,000, 2004 - $145,000; 2005 -
$95,000;  2006  -  $72,000;  2007  -  $61,000;  and  thereafter  -  $599,000.

Other  Commitments  and  Contingencies:
---------------------------------------
L.E. Smith also purchases natural gas under long-term contracts. In September 2000 and then in May 2001, the Company contracted for natural gas for the periods October 1 through September 30, 2001 and 2002, respectively, at a fixed cost per unit with no minimum volume requirements. L.E. Smith is currently in the process of trying to obtain a new natural gas contract as the current contract expires on September 30, 2002. However, due to L.E. Smith's poor financial condition, it may be unable to obtain a contract for fixed natural gas prices. If this occurs, L.E. Smith will be forced to fulfill its natural gas requirements at market rates which historically rise during the winter months and would be not be limited. This could have a material adverse impact on the Company's financial condition. (See Note 17.)

During the third quarter of fiscal 2002, the Company exercised its option for the first new renewal period, April 1, 2002 through September 30, 2002, under its master license agreement for its decoder business. During both the initial term and the first renewal period, the Company is required to pay royalties equal to the greater of $150,000 or 5% of the net decoder sales and services generated under the license, including decoder sales and services produced by sublicensees. As of June 30, 2002, the Company paid the minimum royalties required for the initial term of $150,000 as well as $50,000 required to-date for the first renewal term. The Company included $134,000 in marketing, general and administrative expenses for the year ended June 30, 2002 related to the amount of minimum royalty expense in excess of royalties payable based upon net decoder sales and services for the initial term. The Company also included $24,000 in marketing, general and administrative expenses during fiscal 2002 related to the amount of minimum royalty expense as of June 30, 2002 for the estimated minimum royalties in excess of royalties payable based upon estimated net decoder sales and services for the first renewal term. The Company is currently in the process of renegotiating the terms for the second renewal period, October 1, 2002 through September 30, 2003, under the master license. If renewed under the existing terms, the Company will be required to pay royalties equal to the greater of $400,000 or 5% of the net decoder sales and services generated under the license.


14.  Stockholders'  Equity
     ---------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At June 30, 2002, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at June 30, 2002. At June 30, 2002, 1,000,000 registered common stock purchase warrants at $1.20 per share issued in conjunction with the Company's preferred stock offering in fiscal 1999 were outstanding. These warrants expire on December 31, 2004.

The Company also has authorized 5,000,000 shares of preferred stock with a par
value  of  $.01  per  share.    The Company has designated 2,000,000 preferred
shares as Series A Cumulative Preferred Stock with cumulative dividends from the date of original issue, accruing semi-annually on June 30 and December 31, at the annual rate per share of either (a) $1.00 in cash, or (b) .11 additional shares of Series A Preferred Stock, at the option of the holder, until December 31, 2004. Subsequent to December 31, 2004, the annual dividend rate per share will increase to either (a) $1.10 in cash or (b) .12 additional shares of Series A Preferred Stock, at the option of the holder. The Series A Cumulative Preferred Stock has a liquidation preference of $10 per share and is entitled to receive all accrued and unpaid dividends through the date of distribution. In addition, the Series A Cumulative Preferred Stock is redeemable at the
option  of  the  Company.    The redemption price would be as follows for each
calendar  year:    $10.40  per  share if redeemed in 2002, $10.20 in 2003, and
$10.00 in 2004 and thereafter. As of June 30, 2002, 507,421 registered shares of Series A Cumulative Preferred Stock were outstanding.

For the years ended June 30, 2002 and 2001, the Company reported dividend requirements totaling $513,000 and $512,000, respectively, attributable to its preferred stock. On September 3, 1999, the Board of Directors of NBI paid the first semi-annual dividend through June 30, 1999 on its outstanding Series A Cumulative Preferred Stock, including 7,421 shares of additional preferred stock which were paid in-kind. No dividends have been declared or paid subsequently. Cumulative unpaid dividends totaled approximately $1,538,000 as of June 30, 2002.

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with its acquisition of a children's paint manufacturer. These warrants are exercisable through December 31, 2002. As of June 30, 2002, no warrants had been exercised. (See also Note 18.)


15.  Stock Options
     -------------

The Employee Stock Option Plan was established pursuant to the Company's Plan of Reorganization. At June 30, 2002, 870,750 shares were reserved under the
Employee  Stock  Option  Plan.    Options  granted  under  this  plan  have
an exercise price of no less than fair market value and no more than 150% of fair market value. The employee options are exercisable for a period of five years from the date of the grant, unless previously forfeited. During fiscal 1998, the Company extended 201,000 options held by certain executives for an additional five years. These options were fully vested prior to the extension date. Options vest over four years at 25% per year with vesting continuing as long as the optionee is employed by the Company. Options are forfeited by the optionee three months following termination of employment with the Company. The options granted under this plan prior to fiscal 1996 are intended to be non-qualified stock options. Those issued subsequent to fiscal 1995 are intended to be incentive stock options.

Options to purchase 400,000 shares of stock were issued to the Chief Executive Officer during fiscal 1994. These options were not issued pursuant to an existing stock option plan. These options vested over four years at 25% per year and were fully vested as of October 1, 1997. During fiscal 1998, the Company extended these options for an additional five years.

At June 30, 2002, 400,000 shares were reserved for options issued outside of the Stock Option Plan.

SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method, as follows:

                                                              2002     2001
                                                            -------- --------
                                                       (Amounts in thousands,
                                                        except per share data)

Net income (loss) attributable to common stockholders -
 as reported                                                $(1,880)  $(1,482)
                                                            ========  ========

Net income (loss) attributable to common stockholders -
 proforma                                                   $(1,885)  $(1,482)
                                                            ========  ========


Net income (loss) per common share - as reported            $  (.23)  $  (.18)
                                                            ========  ========

Net income (loss) per common share - proforma               $  (.23)  $  (.18)
                                                            ========  ========


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the grants issued during fiscal 2002: no dividend yield; expected volatility of 85.15%; risk-free interest rate of 3.94%; and expected lives of 4 years. No options were granted during fiscal 2001.

The following table summarizes, by number of shares, option transactions under all plans:

                               Employee     Other             Weighted-Average
                                 Plan      Options   Total     Exercise Price
                               --------   --------  --------  ----------------

 Outstanding June 30, 2000     485,500     400,000   885,500   $       .68
     Granted                        --          --        --
     Exercised                      --          --        --
     Forfeited or expired     (284,500)         --  (284,500)          .78
                              ---------   --------  --------
 Outstanding June 30, 2001     201,000     400,000   601,000           .64
     Granted                   350,000          --   350,000           .22
     Exercised                      --          --        --
     Forfeited or expired           --          --        --
                              --------    --------  --------

Outstanding June 30, 2002      551,000     400,000   951,000  $        .49
                              ========    ========  ========

Options exercisable
  at June 30, 2002             201,000     400,000   601,000  $        .64
                              ========    ========  ========


The following table summarizes information about the stock options outstanding at June 30, 2002:

                                   Weighted-Average
          Exercise     Number         Remaining          Number
           Price    Outstanding    Contractual Life    Exercisable
          -------   -----------    ----------------    -----------

          $ .22       350,000          4.32 years              --
            .38       201,000           .37 years         201,000
            .77       400,000          1.25 years         400,000
                      -------                             -------

                      951,000                             601,000
                      =======                             =======



16.  Income  (Loss)  Per  Common  Share
     ----------------------------------

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

Because the Company incurred losses attributable to common stockholders for the years ended June 30, 2002 and 2001, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

The options and warrants outstanding at June 30, 2002 and 2001 were as follows:

                                      Number                Number
                    Exercise       Outstanding at       Outstanding at
                     Price         June  30,  2002      June  30,  2001
                    --------       ---------------      ---------------

           Stock options:
                $       .22            350,000                    --
                $       .38            201,000               201,000
                $       .77            400,000               400,000

           Warrants:
                $       .89          1,700,000             1,700,000
                $      1.20          1,000,000             1,000,000
                                     ---------             ---------

                                     3,651,000             3,301,000
                                     =========             =========


17.  Segment  Reporting  and  Concentrations  of  Risk
     -------------------------------------------------

The Company's main operations are in the glass manufacturing and hotel industries. The glass manufacturer sells its glass products primarily to traditional and specialty retailers throughout the United States, as well as to manufacturers/wholesalers, the food service market and through an on-site retail store. The hotel is an 80-room full-service Holiday Inn hotel. In addition, the Company has the right to use and sublicense certain patented decoder technology under a master license agreement with the right to manufacture and sell decoders made in accordance with such patent. The decoder is a small translucent plastic-like piece that is used in marketing activities in which a hidden message is revealed when the decoder is placed against a colored field on a computer screen.

Information by segment and a reconciliation to reported amounts are as follows:

                         Glass      Hotel               Corporate,    Consoli-
                        Manufac-    Opera-    Decoder   Other, and      dated
                        turing      tions    Business   Eliminations    Total
                        --------- --------- ----------  ------------   --------
 Fiscal Year 2002:

  Revenues  from
   external customers   $ 12,662  $  2,358  $    106    $        --    $ 15,126
                        ========= ========= =========   ============   =========

  Operating  profit
   (loss)               $   (617)  $   116  $   (171)   $      (216)   $   (888)
                        ========= ========= =========   ============   =========

  Depreciation and
   amortization         $  1,072   $   204   $     1    $         5    $  1,282
                        =========  ========= ========   ============   =========

  Interest  expense     $    479   $    82   $    --    $       (50)   $    511
                        =========  ========  ========   ============   =========

  Total  assets         $ 10,854   $ 2,523   $   154    $     1,964    $ 15,495
                        =========  ========  ========   ===========    =========

  Capital  additions    $    217   $    41   $     3    $       --     $    261
                        =========  =======   ========   ===========    =========


Fiscal  Year  2001:

  Revenues from
   external customers   $ 13,499   $ 2,283   $     --   $       --     $ 15,782
                        =========   =======  =========  ===========    =========

  Operating  profit
   (loss)               $   (572)  $    95   $     --   $      (285)    $  (762)
                        =========  ========  =========  ============    ========

 Depreciation  and
  amortization          $    956   $   203   $     --   $         5     $ 1,164
                        =========  ========  =========  ============    ========

 Interest  expense      $    578   $    85   $     --   $       (118)   $   545
                        =========  ========  =========  =============   ========

 Total  assets          $ 11,656   $ 2,962   $     66   $      1,879    $16,563
                        ========   ========  =========  =============   ========

 Capital  additions     $  3,683   $   106   $      3   $         --    $ 3,792
                        ========   ========  =========  =============   ========


L.E. Smith currently has one significant customer. Sales to this customer totaled approximately 27% and 20% of NBI's consolidated revenues in fiscal
2002  and  2001,  respectively.    In  addition,  this  customer  constituted
approximately 34% of the Company's consolidated accounts receivable at June 30, 2002.

L.E. Smith purchases a majority of its raw materials from only a few vendors. Management believes that other suppliers could provide similar materials on
comparable  terms.    L.E. Smith purchases natural gas and liquid oxygen under
long-term contracts. In September 2000 and then in May 2001, the Company contracted for natural gas for the periods October 1 through September 30, 2001 and 2002, respectively, at a fixed cost per unit with no minimum volume requirements. L.E. Smith is currently in the process of trying to obtain a new natural gas contract as the current contract expires on September 30, 2002. However, due to L.E. Smith's poor financial condition, it may be unable to obtain a contract for fixed natural gas prices. If this occurs, L.E. Smith will be forced to fulfill its natural gas requirements at market rates which historically rise during the winter months and would be not be limited. This could have a material adverse impact on the Company's financial condition. (See Notes 13 and 17.)

As of June 30, 2002, approximately 33% of the Company's employees were covered by a collective bargaining agreement that has been extended to October 31, 2002; the Company is currently negotiating a new contract with this union. The Company also has 18% of its employees covered by a collective bargaining agreement that expires in November 2004.

18.  Related  Party  Transactions
     ----------------------------

In conjunction with NBI's purchase of its children's paint manufacturer in 1995, the sellers were issued warrants to purchase 1.7 million shares of the Company's common stock at a price of $.89 per share; this included warrants to purchase 935,000 shares issued to the Company's CEO, Jay H. Lustig. All of the warrants are still outstanding and are exercisable through December 31, 2002.

Prior to NBI's 1999 Annual Meeting of Stockholders, the Company received a fairness opinion regarding its proposed sale of the majority of the assets of Willowbrook Properties and all of the capital stock of NBI Properties to entities which are 100% owned and controlled by its CEO. The fairness opinion concluded that the transaction was fair from a financial point of view. The terms and conditions of the proposed transaction were approved at NBI's Annual Meeting of Stockholders on December 16, 1999. The Company has not yet completed the sale of all of the capital stock of NBI Properties and does not anticipate it being completed within the next year.

On December 17, 1999, the Company closed on the sale of a majority of the assets of Willowbrook Properties, to Bellevue Partners, an entity which is 100% owned and controlled by NBI's CEO. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of approximately $48,000 and net of approximately $40,000 of related income taxes. The sale consisted of land and construction-in-progress and was for a net purchase price of $3.3 million. The purchase price was net of construction costs which were previously funded by advances from Mr. Lustig. Concurrently with the closing of the Willowbrook Properties sale transaction, such amounts were deemed to be expenses of the buyer. The purchase price was paid by $600,000 in cash and a note payable in the amount of $2.7 million. (See Notes 4 and 11.)

In conjunction with L.E. Smith's Forbearance Agreement and Amendment, Sky Bank has authorized L.E. Smith to exceed its borrowing base by a maximum of $800,000. In exchange, Bellevue Partners has agreed to make unscheduled principal payments totaling $500,000 on its note to Willowbrook Properties from the sale of certain outparcels, and Willowbrook Properties has assigned its interest in these payments to Sky Bank. The Allowed Overborrowings will be reduced by the amount of these payments as they are received by the bank.

The Company believes that these transactions were in its best interests, were on terms no less favorable to the Company than could be obtained from unaffiliated third parties and were in connection with bona fide business purposes of the Company.


19.  Subsequent  Events
     ------------------

On August 23, 2002, L.E. Smith and Sky Bank entered into a Forbearance Agreement and Amendment to L.E. Smith's revolving line of credit and bank term note, whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. (See Notes 2 and 8.)

As of September 1, 2002, L.E. Smith was three months in arrears on its monthly payments on its note payable from PADCED. In addition, L.E. Smith has been unable to pay various liabilities when due as required under the PADCED loan agreement. These conditions causes the note payable from PADCED to be subject to immediate demand at the option of the holder. Therefore, the Company has included this note payable in current liabilities at June 30, 2002, as was also required at June 30, 2001. L.E. Smith has been in contact with PADCED and is trying to obtain a six-month deferral of principal payments on this
note.    (See  Note  2.)

                                   PART III

ITEM  9.  DIRECTORS  AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION  16(A)  OF  THE  EXCHANGE  ACT


DIRECTORS

The Directors of the Company, who are also executive officers, are as follows:

JAY H. LUSTIG, (a "Named Executive Officer"), age 47, has been Chairman of the Board since February 1992 and Chief Executive Officer since September 1992. Mr. Lustig has also been President of J.H.L. Holdings, Inc., an investment management firm, since 1989, and President of Equibond, Inc., a securities broker-dealer and member of the National Association of Securities Dealers, Inc., since 1995.

MARTIN J. NOONAN, (a "Named Executive Officer" ), age 50, has been with the Company for sixteen years and has been Managing Director of NBI, Inc. since June 1993 with the responsibility for managing the day-to-day activities within the Company. He has also been President of L.E. Smith since October
1997. In addition, he was General Manager of the systems integration operation from June 1992 to June 1994 and Director of Marketing from September
1986  to  June  1992.    Mr.  Noonan  is  also  a  licensed stock broker for
Equibond, Inc.


EXECUTIVE  OFFICERS

The  Company  has  one  executive  officer  who  is not also a director of the
Company:

MARJORIE A. COGAN has been Chief Financial Officer of the Company since October 1997, with responsibility for managing the accounting and finance functions of the Company. She has also been Secretary of the Company since May 1993 and was previously Corporate Controller of the Company from May 1993 until October 1997. Ms. Cogan has been with NBI for fifteen years; prior to joining NBI, Ms. Cogan was an auditor with a Denver-based CPA firm for four years. Ms. Cogan graduated from Regis University summa cum laude with a bachelor's degree in accounting and business administration and obtained her CPA license in 1983.

The Company has no other executive officers as defined under the Securities Exchange Act of 1934.


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes all forms required by Section 16(a) during the fiscal year ended June 30, 2002 were timely filed, except for various transactions by Mr. Lustig which he is in the process of filing.

ITEM 10.  EXECUTIVE COMPENSATION

Following is information regarding the compensation of the Company's Named Executive Officers for services rendered in all capacities during fiscal years 2002, 2001 and 2000. The Company has no other executive officers whose total annual compensation exceeded $100,000.


                                                    SUMMARY COMPENSATION TABLE

                                            Annual Compensation                   Long Term
                                  --------------------------------------   -----------------------
                                                                           Restricted
                                                           Other Annual      Stock     Securities        All Other
     Name and             Fiscal     Salary     Bonus      Compensation    Award(s)    Underlying       Compensation
 Principal Position        Year        ($)       ($)           ($)            ($)       Options             ($)
-----------------------   ------  ----------   --------    -------------   -----------  -----------  -----------------
Jay H. Lustig,             2002   $   60,000         --    $   9,075 (1)           --          --                 --
Chief Executive Officer    2001   $   60,000         --    $  10,399 (1)           --          --                 --
                           2000   $   60,000   $  5,600    $  10,275 (1)           --          --                 --

Martin J. Noonan,          2002   $   99,000         --    $   1,980 (2)           --     100,000                 --
Managing Director          2001   $   96,750   $ 11,000    $   4,295 (2)           --          --                 --
                           2000   $   90,000   $ 10,000    $   1,050 (2)           --          --                 --

(1) Amount includes $7,875 for value of personal use of company vehicle, and company contributions to Mr. Lustig's 401(k) of $1,200 for fiscal 2002, $2,524 for fiscal 2001, and $2,400 for fiscal 2000.

(2)  Company contributions to Mr. Noonan's 401(k).



OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table sets forth the options granted to the Named Executive Officers during the fiscal year ended June 30, 2002.


                         OPTION  GRANTS  IN  LAST  FISCAL  YEAR

                                   Individual Grants
---------------------------------------------------------------------------------
     (a)                   (b)                (c)           (d)           (e)
                         Number of        % of Total      Exercise
                        Securities      Options Granted   Price or
                    Underlying Options    to Employees   Base Price    Expiration
    Name                Granted (#)         in 2002        ($/Sh)         Date
------------------  ------------------  ---------------  ----------   -----------
 Martin J. Noonan           100,000            28.6%      $    0.22     10/24/06



The following table shows that the Named Executive Officers did not exercise any stock options during the fiscal year ended June 30, 2002 and states the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 2002. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of Common Stock.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                      Number of Securities
                      Shares                         Underlying Unexercised       Value of Unexercised In-the-
                    Acquired on        Value          Options at FY-End (#)        Money Options at FY-End ($)
     Name           Exercise (#)    Realized ($)    Exercisable/Unexercisable    Excercisable/Unexercisable (1)
------------------  ------------    ------------    -------------------------    ------------------------------
  Jay H. Lustig             --              --       400,000 (2)          --           N/A                 --

 Martin J. Noonan           --              --       100,500 (3)     100,000           N/A                N/A



(1) The closing stock price as of June 30, 2002 did not exceed the exercise price of Mr. Lustig's or Mr. Noonan's outstanding options.

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



DIRECTOR  COMPENSATION

Directors who are not employees of the Company receive a fee of $1,000 per regular meeting, $500 per telephonic meeting, $500 per committee meeting (except when attended in conjunction with a Board meeting) and reimbursement of expenses incurred in attending meetings. No directors' fees were incurred during fiscal 2002, as all directors were also employees of the Company.


EMPLOYMENT  AND  SEVERANCE  AGREEMENTS

The Company entered into an employment agreement effective October 1, 1993, with Jay H. Lustig. Pursuant to the terms of the CEO Agreement, Mr. Lustig became an employee and Chief Executive Officer of the Company as of October 1, 1993. Under the terms of this agreement, the Company pays Mr. Lustig an annual salary of $60,000.

Mr. Lustig's position as CEO of the Company is a part-time position to which he is required to dedicate no less than one-third of normal executive business hours. In addition to Mr. Lustig's salary, the CEO Agreement provides that the Company will pay Mr. Lustig an annual bonus of 10% of the Company's pre-tax profits, if any, derived from all sources, but only to the extent such 10% figure exceeds Mr. Lustig's base salary. Mr. Lustig remains eligible for such bonus for twelve months after his termination from the position of CEO. During fiscal 2001, the Company paid the CEO a $5,600 bonus earned in fiscal 2000. No other amounts have been paid or accrued under the terms of this agreement for fiscal 2001 or 2002.

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

The CEO Agreement runs for one year terms which automatically renew on July 1, unless terminated in writing by a majority of the Board of Directors prior to such renewal date. As there was no action to terminate the CEO Agreement, it automatically renewed for an additional one year term on July 1, 2002.


ITEM  11.    BENEFICIAL  OWNERSHIP  OF  COMMON  STOCK

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, as of August 30, 2002 by (i) persons, including groups, known to the Company to own beneficially more than five percent (5%) of the outstanding common stock of the Company, (ii) each director and nominee for director, (iii) each Named Officer and (iv) all executive officers and directors as a group. A person is deemed to be a beneficial owner of common stock that can be acquired by such person within 60 days from August 30, 2002, upon the exercise of warrants or options.

                                           Amount and Nature    Total as
      Name  and  Address  of                   Beneficial        Percent
        Beneficial  Owner                      Ownership        of Class
   -----------------------------          ------------------    ---------
   Jay H. Lustig                               3,097,463 (1)      30.21%
   P.O. Box 505
   Belle Vernon, PA  15012

   Martin J. Noonan                              125,500 (2)       1.53%
   1900 Liberty Street
   Mount Pleasant, PA  15666

   Hakatak Enterprises, Inc.                     928,645           11.46%
   PO Box 1623
   Pacific Palisades, CA  90272

   Harry J. and Patricia S. Brown                961,000           11.86%
   16079 Mesquite Circle
   Fountain Valley, CA  92708

   Transamerica Occidental Life
     Insurance Co.                               445,029            5.49%
   1150 Olive Street
   Los Angeles, CA  90015

   Howard W. Cable, Jr.                          415,088            5.12%
   P.O. Box 711
   Bokeelia, FL  33922

   All Executive Officers and Directors        3,348,463 (3)       31.88%
     as a Group (3 persons)


(1) Includes 400,000 shares issuable upon exercise of options and 1,750,000 shares issuable upon exercise of warrants. Also includes 401,232 shares owned by an investment partnership in which he has an ownership interest and as to which he has sole voting and investment power.

(2)  Consists  of  125,500  shares  issuable  upon  exercise  of  options.

(3) Includes 651,000 shares issuable upon exercise of options and 1,750,000 shares issuable upon exercise of warrants.


ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

See  Note  19  of  the  Consolidated  Financial  Statements.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

  (a)  Exhibits

       3.  Articles  of  Incorporation  and  Bylaws
           a.  Restated  Certificate  of  Incorporation(6)
           b.  Restated  Bylaws(3)
           c.  Form  of Certificate of Designation of Series A Preferred
               Stock (5)

      10.  Material  Contracts
           a.  NBI, Inc. Employee and  Director  Stock  Option  Plan (1)
           b. Form of NBI, Inc. Chief Executive Officer Non-Qualified Stock Option Agreement (1)
           c.  Krazy  Colors,  Inc.  Stock  Purchase  Agreement  (2)
           d.  Krazy  Colors,  Inc.  Shareholder  Agreement  (2)
           e.  Jay  H.  Lustig  Warrant  Certificate  (2)
           f.  Belle Vernon Motel Corporation Land Lease Agreement (3)
           g. Agreement between L.E. Smith Glass Company and The American Flint Glass Workers' Union (6)
           h.  Revolving Line of Credit from Chief Executive Officer (4)
           i.  Willowbrook Properties, Inc. Purchase and Sale Agreement (7)
           j.  L.E. Smith Glass Company's Forbearance Agreement with Sky
               Bank (8)

      21.  Subsidiaries of Registrant
           a.  See Item 1 - Business, herein

      23.  Consent of Independent Accountant
           a.  For  the  Fiscal  Year  Ended  June  30,  2002 (8)
           b.  For  the  Fiscal  Year  Ended  June  30,  2001 (8)

  (b) Reports  on  Form  8-K:

       1. Form 8-K dated July 30, 2002, Item 4 - Change in Registrant's Certifying Accountant: On July 30, 2002, the client-auditor relationship between NBI, Inc. and BDO Seidman, LLP ceased and the Company engaged Anton Collins Mitchell LLP.



-------------------------------------------------
(1)  Incorporated by reference to Registration Statement No. 33-73334.
(2) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1994.
(3) Incorporated by reference to the Company's report on Form 10-KSB for the year ended June 30, 1995.
(4) Incorporated by reference to the Company's report on Form 10-KSB for the year ended June 30, 1998.
(5)  Incorporated by reference to Registration Statement No. 333-63053.
(6) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1998.
(7) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended December 31, 1999.
(8)  Filed  herewith.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               NBI,  Inc.



September  30,  2002                           By:  /s/ JAY H. LUSTIG
--------------------                              ----------------------
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


/s/ MARJORIE A. COGAN         Chief Financial Officer,        September 30, 2002
---------------------      Secretary (Principal Financial     ------------------
  Marjorie A. Cogan           and Accounting Officer)


 /s/ JAY H. LUSTIG        Chief Executive Officer, Director   September 30, 2002
---------------------       (Principal Executive Officer)     ------------------
   Jay  H.  Lustig


 /s/ MARTIN J. NOONAN                Director                 September 30, 2002
---------------------                                         ------------------
  Martin  J.  Noonan

                                 CERTIFICATIONS


I,  Jay  H.  Lustig,  certify  that:

     1.  I have reviewed this annual report on Form 10-KSB of NBI, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:    September  30,  2002                         /s/  JAY  H.  LUSTIG
         --------------------                        -----------------------
                                                         Jay  H.  Lustig
                                                     Chief Executive Officer






I,  Marjorie  A.  Cogan,  certify  that:

     1.  I have reviewed this annual report on Form 10-KSB of NBI, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:    September  30,  2002                      /s/  MARJORIE  A.  COGAN
         --------------------                      ------------------------
                                                       Marjorie  A.  Cogan
                                              Chief Financial Officer, Secretary