Form 10QSB
period 2002-09-30
NBI INC
filed 2002-11-15
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

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



               Class                           Outstanding at November 8, 2002
--------------------------------------         -------------------------------
Common Stock, par value $.01 per share                   8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB

                     For Quarter Ended September 30, 2002





                                                                PAGE
                                                               ------
PART I - FINANCIAL INFORMATION

Consolidated Financial Statements (Unaudited)                   3 - 6

Supplementary Notes to Consolidated Financial
Statements (Unaudited)                                         7 - 13

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     14 - 20

Controls and Procedures                                            21


PART  II - OTHER INFORMATION                                       22


                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)



                                                                       September 30,  June 30,
                                                                            2002        2002
                                                                        (Unaudited)  (Audited)
                                           ASSETS

Current assets:
 Cash and cash equivalents                                                $   230   $   199
 Accounts receivable, less allowance for doubtful accounts
   of $271 and $279, respectively                                           1,297     1,257
 Inventories, net                                                           2,980     3,262
 Other current assets                                                          89       132
                                                                          --------  --------
 Total current assets                                                       4,596     4,850

Property, plant and equipment, net                                          7,789     8,057
Note receivable from related party                                          2,300     2,300
Other assets, net                                                             376       288
                                                                          --------  --------

                                                                          $15,061   $15,495
                                                                          ========  ========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable               $ 3,446   $ 3,435
 Current portion of capital lease obligation                                   45        41
 Accounts payable                                                           1,996     1,833
 Accrued liabilities and other                                                857       747
                                                                          --------  --------
 Total current liabilities                                                  6,344     6,056

Long-term liabilities:
 Notes payable                                                              2,902     2,951
 Capital lease obligation                                                     936       947
 Deferred income taxes                                                         64        64
 Postemployment disability benefits                                           114       119
 Deferred gain from sale of real estate, net of taxes                         881       881
                                                                          --------  --------
 Total liabilities                                                         11,241    11,018
                                                                          --------  --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized; 507,421 shares of Series A Cumulative Preferred Stock issued and
   outstanding (liquidation preference value of $5,074)                         5         5
 Capital in excess of par value - preferred stock                           4,380     4,380
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,130,520 shares issued                                                   101       101
 Capital in excess of par value - common stock                              6,566     6,566
 Accumulated deficit                                                       (6,364)   (5,707)
                                                                          --------  --------
                                                                            4,688     5,345
 Less treasury stock, at cost (2,027,200 shares)                             (868)     (868)
                                                                          --------  --------
 Total stockholders' equity                                                 3,820     4,477
                                                                          --------  --------

                                                                          $15,061   $15,495
                                                                          ========  ========






                                   See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)




                                                                     Three Months Ended
                                                                        September 30,
                                                                        2002     2001
                                                                      -------  -------
Revenues:
 Sales                                                                $2,274   $3,134
 Service and rental                                                      683      673
 Royalty revenue, net                                                     --       --
                                                                      -------  -------
                                                                       2,957    3,807
                                                                      -------  -------

 Costs and expenses:
 Cost of sales                                                         2,258    2,502
 Cost of rental and service                                              452      449
 Marketing, general and administrative                                   815      833
                                                                      -------  -------
                                                                       3,525    3,784
                                                                      -------  -------

 Loss from operations                                                   (568)      23

Other income (expense):
 Interest income                                                          31       46
 Other income and expenses, net                                           11       --
 Interest expense                                                       (118)    (141)
                                                                      -------  -------
                                                                         (76)     (95)
                                                                      -------  -------

 Loss before income taxes                                               (644)     (72)
 Income tax benefit (provision)                                          (13)       6
                                                                      -------  -------

 Net loss                                                               (657)     (66)

Dividend requirement on preferred stock                                 (128)    (128)
                                                                      -------  -------

Loss attributable to common stockholders                              $ (785)  $ (194)
                                                                      =======  =======


Loss per common share - basic and diluted                             $ (.10)  $ (.02)
                                                                      =======  =======



Weighted average common shares and equivalents - basic and diluted     8,103    8,103
                                                                      =======  =======









                                See accompanying notes.


                                   NBI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)




                                                             Three Months Ended
                                                                September 30,
                                                                 2002    2001
                                                                ------  ------
Cash flows from operating activities:

 Net loss                                                       $(657)  $ (66)

 Adjustments to reconcile net loss to net cash
   flow provided by (used in) operating activities:
 Depreciation and amortization                                    275     324
 Provision for bad debts and returns                              (10)     15
 Inventory reserve provisions                                       6      19
 Gain on sales of property and equipment                          (11)     --
 Other                                                             (5)     (5)
 Changes in assets -- decrease (increase):
 Accounts receivable                                              (30)   (580)
 Inventories                                                      276    (155)
 Prepaid state income taxes                                        --     (13)
 Other current assets                                              43    (141)
 Other assets                                                     (41)     --
 Changes in liabilities -- (decrease) increase:
 Accounts payable and accrued liabilities                         198     336
 Income taxes payable                                              --       6
                                                                ------  ------
      Net cash flow provided by (used in) operating activities     44    (260)
                                                                ------  ------

Cash flows from investing activities:
 Proceeds from sales of property and equipment                     68      --
 Purchases of property and equipment                              (26)    (83)
                                                                ------  ------
      Net cash flow provided by (used in) investing activities     42     (83)
                                                                ------  ------

Cash flows from financing activities:
 Collections from notes receivable                                 --     155
 Net borrowings on line of credit                                  96     490
 Payments on notes payable                                       (134)   (155)
 Payments on capital lease obligation                              (7)     (8)
 Loan costs paid                                                  (10)     --
                                                                ------  ------
      Net cash flow provided by (used in) financing activities    (55)    482
                                                                ------  ------

 Net increase in cash and cash equivalents                         31     139

Cash and cash equivalents at beginning of period                  199     270
                                                                ------  ------

Cash and cash equivalents at end of period                      $ 230   $ 409
                                                                ======  ======



                         (continued on following page)




                            See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                              Three Months Ended
                                                                 September 30,
                                                                  2002   2001

Supplemental disclosures of cash flow information:

 Interest paid                                                     $107  $141
                                                                   ====  ====

 Income taxes paid                                                 $ 12  $ --
                                                                   ====  ====

 Noncash purchases of property, plant, and equipment included
  in accounts payable and accrued liabilities at end of period     $101  $ 66
                                                                   ====  ====

 Loan fees incurred included in accounts payable at end of period  $ 49  $ --
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

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  1  -  Basis  of  Preparation
----------------------------------

The accompanying financial statements have been prepared in accordance with the requirements of Form 10-QSB and include all adjustments (consisting of all normal recurring adjustments) which in the opinion of management are necessary in order to make the financial statements not misleading. The consolidated financial statements include the accounts of NBI, Inc. ("the Company") and its wholly-owned subsidiaries. All significant intercompany accounts and profits have been eliminated.

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

On August 19, 1999, the Board of Directors voted to sell the assets of the Company's wholly-owned subsidiary, NBI Properties, Inc. ("NBI Properties"), to an entity that is 100% owned and controlled by its CEO. Therefore, the Company had classified its hotel operation as a discontinued operation at that time. However, at of June 30, 2002 the Company determined that the sale would not be completed within the next twelve months, therefore the hotel operation was reclassified as a continuing operation for the quarters ended September 30, 2002 and 2001. There were no other adjustments in the financial statements as a result of this change. Certain other items in the fiscal 2002 financial statements have been reclassified to conform to the fiscal 2003 manner of presentation.


Note  2  -  Going  Concern  and  Management's  Plan
---------------------------------------------------

L.E. Smith has consistently been unable to repay the overborrowings on its revolving line of credit with Sky Bank which are required to be repaid
promptly.    L.E. Smith was also in arrears on certain payments related to its revolving line of credit and bank term note payable in July and August, 2002. In addition, L.E. Smith has not been able to meet certain financial ratios required under the loan agreement covering L.E. Smith's revolving line of credit and bank term note payable ("Loan Agreement"). However, on August 23, 2002, L.E. Smith and Sky Bank entered into a forbearance agreement and amendment related to L.E. Smith's revolving line of credit and bank term note ("Forbearance Agreement" and "Amendment"), whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. In conjunction with the Forbearance Agreement and Amendment, the due date of the bank term note has been extended to March 5, 2008 with monthly interest only payments allowed for September 5, 2002, and February 5, 2003 through August 5, 2003; monthly principal payments of $34,000 plus interest will be due for all other months during the term of the note. Sky Bank has authorized L.E. Smith to exceed its borrowing base by a maximum of $800,000 ("Allowed Overborrowings"). In exchange, Bellevue Partners, L.P. ("Bellevue Partners"), an entity that is 100% owned and controlled by NBI's CEO, has agreed to make unscheduled principal payments totaling $500,000 on its note to the Company's wholly-owned subsidiary, Willowbrook Properties, Inc. ("Willowbrook Properties") from the sale of certain outparcels, and Willowbrook Properties has assigned its interest in these payments to Sky Bank. The Allowed Overborrowings will be reduced by the amount of these payments as they are received by the bank. As of November 12, 2002, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $567,000 (unaudited), $233,000 below the maximum Allowed Overborrowings. The Forbearance Agreement prohibits L.E. Smith from making any payments to NBI or any of its subsidiaries. The Forbearance Agreement also requires the Company to obtain written agreements with its vendors and other creditors regarding revised payment terms acceptable to the bank. The Company has been working with its vendors and creditors on revised payment terms and is in the process of obtaining written agreements with them. The Company has obtained an extension of time from Sky Bank to March 5, 2003 in which to obtain these written agreements. With this extension, the Company is currently in compliance with the terms of the Forbearance Agreement.

As of November 1, 2002, L.E. Smith was five months in arrears on its monthly payments on its note payable from the Pennsylvania Department of Community and Economic Development ("PADCED"). In addition, L.E. Smith has been unable to pay various other liabilities when due as required under the PADCED loan
agreement.    These  conditions

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

cause the note payable from PADCED to be subject to immediate demand at the option of the holder. Therefore, the Company has included the entire balance of this note payable in current liabilities at September 30, 2002, as was also required at June 30, 2002.

The Company has incurred significant losses for the quarter ended September 30, 2002 and during fiscal 2002 and 2001 and had a significant working capital deficit at September 30 and June 30, 2002. In addition, a large amount of L.E. Smith's accounts payable are significantly past due. These conditions raise substantial doubt about the Company's ability to continue as a going concern, as expressed by our independent auditors in an explanatory paragraph in  their  report  dated  September  5,  2002  on  our June 30, 2002 financial
statements.   The  Consolidated  Financial  Statements  do  not  contain  any adjustments that might result from the outcome of this uncertainty. The Forbearance Agreement and Amendment with Sky Bank significantly reduces the amount of principal payments required on the Company's long-term debt in fiscal
2003.   L.E.  Smith  is  currently  trying  to  obtain  a  six-month  deferral of principal payments on its note payable from PADCED. L.E. Smith is also working with its accounts payable vendors to obtain extended terms. Further-more, management has been working on significantly reducing its costs and expenses, including significantly reducing its health insurance costs through a new collective bargaining agreement that it is currently negotiating with its union employees at L.E. Smith (the current agreement expires on November 30, 2002 - see Note 8) and savings expected from other cost control measures.

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

In addition, L.E. Smith must find a way to be closer to the end-user. Today's distribution methods are very expensive for manufacturers. In highly competitive situations, the Company is often unable to sell its products or does so at inadequate margins because of the mark-up required by the retailer. For many years, L.E. Smith has had an on-site factory outlet store that has been profitable. Therefore, the Company has decided on a retail strategy of opening retail stores in several outlet locations over the next year. These stores will be opened both independently and through joint ventures with marketing partners. These retail outlets will do several things to improve our Company. First, it will allow us to improve our margins because we have eliminated several layers of distribution. Second, it allows us to increase our sales volume by taking advantage of an increasing trend in retail markets towards outlet and discount stores, away from pricey shopping malls. In October 2002, the Company acquired retail space for an outlet store in Lancaster, Pennsylvania and anticipates opening this store in November 2002. The Company will also increase its marketing efforts related to a new line of home building products that it has been developing including glass sinks, glass tiles, and glass blocks, as well as glass used in various architectural projects.

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

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  4  -  Inventories
-----------------------

Inventories are comprised of the following amounts, which are presented net of reserves totaling $204,000 and $198,000 at September 30 and June 30, 2002, respectively:


                            September 30,   June 30,
                                2002          2002
                               ------        ------
  Raw materials                $  550        $  590
  Work in process                 629           638
  Finished goods                1,781         2,017
  Food and beverage inventory      20            17
                               ------        ------
                               $2,980        $3,262
                               ======        ======




Note  5  -  Note  Receivable  from  Related  Party
--------------------------------------------------

In conjunction with the sale of the land and construction-in-progress of Willowbrook Properties, on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from Bellevue Partners, an entity which is 100% owned and controlled by NBI's CEO (see Note 13). The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 7.125% determined at December 31, 2000 for all of calendar 2001, a rate of 5.05% determined on December 31, 2001 for all of calendar 2002, and the rate to be redetermined each succeeding December 31 for the following calendar year's rate. The note is collateralized by a second security interest in the property and is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006. On August 23, 2003 Willowbrook Properties assigned its rights to $500,000 of future payments on the note receivable to Sky Bank (see Note 2 and 13).


Note  6  -  Income  Taxes
-------------------------

The Company recorded an income tax provision of $13,000 and an income tax benefit of $6,000 for the three months ended September 30, 2002 and 2001, respectively. These benefits and provisions include state and other income taxes and are based upon book income. The net deferred tax assets arising from the pre-tax losses incurred for the quarter ended September 30, 2002 have been fully allowed for because the Company has not been able to determine that it is more likely than not that such deferred tax assets will be realized.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three months ended September 30, 2002 or 2001.


Note  7  -  Deferred  Gain  from  Sale  of  Operation
-----------------------------------------------------

The Company has accounted for the sale of a majority of the assets of Willowbrook Properties in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, " Accounting for Sales of Real Estate." The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of $48,000 and net of approximately $40,000
of  related  income  taxes.    (See  Note  13.)

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  8  -  Contingencies
-------------------------

L.E. Smith purchases natural gas under a long-term contract. In September 2000 and then in May 2001, the Company contracted for natural gas for the periods October 1 through September 30, 2001 and 2002, respectively, at a fixed cost per unit with no minimum volume requirements. L.E. Smith's current contract expired on September 30, 2002 and the Company is currently purchasing natural gas at market rates. The Company is in the process of trying to obtain a new natural gas contract; however, due to L.E. Smith's poor financial condition, it may be unable to obtain a contract for fixed natural gas prices. If this occurs, L.E. Smith will be forced to continue to fulfill its natural gas requirements at market rates which historically rise during the winter months and would be not be limited. This could have a material adverse impact on the Company's financial condition.

A majority of L.E. Smith's employees are covered by a collective bargaining agreement that has been extended to November 30, 2002; L.E. Smith is currently negotiating a new contract with this union; however, if the company is unable to reach an agreement with this union it could have a material adverse effect on the NBI's financial condition.

During the third quarter of fiscal 2002, the Company exercised its option for the first new renewal period, April 1, 2002 through September 30, 2002, under its master license agreement for its decoder business. For the first renewal period, the Company is required to pay royalties equal to the greater of
$150,000 or 5% of the net decoder sales and services generated under the license, including decoder sales and services produced by sublicensees. As of September 30, 2002, the Company made minimum royalty payments required under the master license agreement totaling $125,000 and has $25,000 minimum royalties payable outstanding for the first renewal period, which have subsequently been paid. The Company included $75,000 in marketing, general and administrative expenses for the quarter ended September 30, 2002 related to the amount of minimum royalty expense in excess of royalties payable based upon net decoder sales and services. The Company has not exercised its option for the second renewal period, October 1, 2002 through September 30, 2003, under the master license but is currently in the process of negotiating new terms for this period. If NBI is unable to negotiate mutually acceptable terms with the master licensor for the second renewal period, then the Company will be exiting the business. If the master license is renewed under the existing terms, the Company would be required to pay royalties equal to the greater of $400,000 or 5% of the net decoder sales and services generated under the license.


Note 9 -  Stockholders'  Equity
-------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At September 30, 2002, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at September 30, 2002. At September 30, 2002, 1 million registered common stock purchase warrants at $1.20 per share issued in conjunction with the Company's preferred stock offering in fiscal 1999 were outstanding.

The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At September 30, 2002, 507,421 registered shares of Series A Cumulative Preferred Stock were issued and outstanding.

The Company reported dividend requirements of $128,000 attributable to its preferred stock for each of the quarters ended September 30, 2002 and 2001. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the elections of the holders. No dividends have been declared or paid subsequently. Cumulative unpaid dividends totaled approximately $1,666,000 as of September 30, 2002.

In February 1995, the Company issued warrants to purchase 1.7 million shares of its common stock at $.89 per share in conjunction with its acquisition of a children's paint manufacturer. These warrants are exercisable through December 31, 2002. As of September 30, 2002, no warrants had been exercised. (See also Note 13.)

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  10  -  Income  Per  Common  Share
---------------------------------------

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

Because the Company incurred a net loss attributable to common stockholders for each of the quarters ended September 30, 2002 and 2001, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

The  options  and  warrants outstanding at September 30, 2002 were as follows:


                                Number
              Exercise       Outstanding at
                Price      September 30, 2002

      Stock options:
                $ .22           350,000
                $ .38           201,000
                $ .77           400,000

      Warrants:
                $ .89         1,700,000
                $1.20         1,000,000
                              ---------
                              3,651,000
                              =========




Note  11  -  Seasonal  Variations  of  Operations
-------------------------------------------------

L.E. Smith: Excluding the effect of its significant customer, L.E. Smith typically has its strongest revenue performance during the first and second fiscal quarters due to seasonal variations. Generally, the third and fourth fiscal quarters' revenues from L.E. Smith are moderately to significantly lower than in the first and second quarters. However, historically these trends have been materially affected by fluctuations in the timing of orders from its significant customer, which do not have consistent trends. In fiscal 2002, L.E. Smith did not experience the seasonal increase in sales during its first and second quarters as seen historically, due to the slow economy. L.E. Smith experienced a substantial decline in revenues during the first quarter of fiscal 2003 primarily related to cash constraints imposed on L.E. Smith by its bank due to its ongoing overborrowed position until August 23, 2002 when L.E. Smith obtained the Forbearance Agreement from the bank. These cash constraints severely limited L.E. Smith's ability to produce and ship goods during that time period.

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


Note  12  -  Segment  Reporting
-------------------------------

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

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Information by segment and a reconciliation to reported amounts are as follows:


                                                                      Corporate,
                                          Glass     Hotel             Other, and  Consoli-
                                         Manufac-  Opera-    Decoder   Elimina-    dated
                                          turing    tions   Business    tions      Total
                                         --------  -------  --------  ---------  --------
Three Months Ended September 30, 2002:

 Revenues from external customers        $ 2,274   $  683   $    --   $     --   $ 2,957
                                         ========  ======   ========  =========  ========

 Operating profit (loss)                 $  (447)  $   91   $  (145)  $    (67)  $  (568)
                                         ========  ======   ========  =========  ========

 Total assets                            $10,530   $2,563   $     3   $  1,965   $15,061
                                         ========  ======   ========  =========  ========

Three Months Ended September 30, 2001:

 Revenues from external customers        $ 3,134   $  673   $    --   $     --   $ 3,807
                                         ========  ======   ========  =========  ========

 Operating profit (loss)                 $     7   $   90   $   (14)  $    (60)  $    23
                                         ========  ======   ========  =========  ========

 Total assets                            $12,185   $3,043   $   141   $  2,106   $17,475
                                         ========  ======   ========  =========  ========






Note  13  -  Related  Party  Transactions
-----------------------------------------

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

On December 17, 1999, the Company closed on the sale of a majority of the assets of Willowbrook Properties, to Bellevue Partners, an entity which is 100% owned and controlled by NBI's CEO. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate . The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of approximately $48,000 and net of approximately $40,000 of related income taxes. The sale consisted of land and construction-in-progress and was for a net purchase price of $3.3 million. The purchase price was net of construction costs which were previously funded by advances from Mr. Lustig. Concurrently with the closing of the Willowbrook Properties sale transaction, such amounts were deemed to be expenses of the buyer. The purchase price was paid by $600,000 in cash and a note payable in the amount of $2.7 million. (See Notes 5 and 7.)

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


In conjunction with L.E. Smith's Forbearance Agreement and Amendment, Sky Bank has authorized L.E. Smith to exceed its borrowing base by a maximum of $800,000. In exchange, Bellevue Partners has agreed to make unscheduled principal payments totaling $500,000 on its note to Willowbrook Properties from the sale of certain outparcels, and Willowbrook Properties has assigned its interest in these payments to Sky Bank. The Allowed Overborrowings will be reduced by the amount of these payments as they are received by the bank. (See Notes 2 and 5.)

The Company believes that these transactions were in its best interests, were on terms no less favorable to the Company than could be obtained from unaffiliated third parties and were in connection with bona fide business purposes of the Company.


Note  14  -    Recent  Accounting  Pronouncements
-------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of
accounting  for  business  combinations  initiated after June 30, 2001.   SFAS
No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease
amortization  of  intangible  assets  with  an  indefinite  useful  life.   An
intangible asset with an indefinite useful life should be tested forimpairment in accordance with the guidance in SFAS No. 142. This Statement was effective July 1, 2002 for the Company. The adoption of these Statements had no material impact on the financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations".    SFAS  No.  143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective July 1, 2002 for the Company. The adoption of this Statement had no material impact on the financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
Corrections".    SFAS  No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback
transactions.    SFAS No. 145 was also effective July 1, 2002 for the Company.
The adoption of this Statement had no material impact on the financial statements.

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

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        FIRST QUARTER, FISCAL YEAR 2003


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

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2003 - CONTINUED


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

Contingent Liabilities: We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal actions, disputed charges and other claims requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be overstated or understated.

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


RESULTS  OF  OPERATIONS

Sales revenues totaled $2.3 million for the first quarter of fiscal 2002 and reflected a decrease of $860,000 or 27.4%, compared to revenues of $3.1 million for the quarter ended September 30, 2001. L.E. Smith experienced a substantial decline in revenues during July and August of 2002 compared to the prior year primarily because Sky Bank tightly restricted L.E. Smith's borrowings under its line of credit due to its ongoing overborrowed position until August 23, 2002 when L.E. Smith obtained the Forbearance Agreement from
the  bank.    These  cash constraints severely limited L.E. Smith's ability to
produce  and  ship  goods  during  that  time  period.   However, L.E. Smith's
revenues  in  September 2002 were comparable with the same period in the prior
year.   L.E. Smith had a decrease of $156,000 in sales to its largest customer primarily due to the cash constraints. L.E. Smith also experienced declines in sales to many of its customers resulting from the weak economy. However, L.E. Smith did have the addition of $133,000 in revenues from a new
home-party    business  which  it obtained during the second quarter of fiscal
2002.   In addition, the Company realized an increase of $44,000 in sales from its retail outlets. Included in the revenues from retail outlets were revenues totaling $161,000 from a tent sale held in July 2002 compared to $153,000 from the tent sale held in July 2001.

Service and rental revenues totaled $683,000 for the first quarter of fiscal 2003 compared to $673,000 for the same period in the prior fiscal year. The small increase resulted from a moderate increase in the average daily room rate and a slight increase in the occupancy rate.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2003 - CONTINUED


No royalty revenues were recognized for the three months ended September 30, 2002 primarily due to a long sales cycle for decoder sales. No royalty revenues were recognized for the three months ended September 30, 2001 during the start-up of the business.

Cost of sales as a percentage of related revenue was 99.3% for the quarter ended September 30, 2002, compared to 79.8% for the same period in fiscal
2002.    The  resulting  decline  in  gross  margin  was  primarily  due  to substantially lower sales volume available to cover fixed costs, production inefficiencies resulting from the cash constraints during July and August, increased sales discounting, and higher insurance expenses (an increase of $38,000). These items were partially offset by reduced labor costs and other expenses resulting from cost controls and low production during July and August due to the cash constraints, and a decrease of $48,000 in depreciation expense as many of L.E. Smith's assets acquired by the Company effective August 1, 1995 became fully depreciated during the quarter.

Cost of service and rental as a percentage of related revenue remained fairly constant at 66.2% for the three months ended September 30, 2002 compared to 66.7% for the same period in the prior fiscal year.

Marketing, general and administrative expenses totaled $815,000 and $833,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease was primarily due to lower sales commissions (a decrease of $40,000) related to the decline in revenues, reduced bad debt provisions (a decrease of $25,000), and significant savings from cost control measures. However, these savings were significantly offset by increased sales and marketing expenses associated with the decoder business (an increase of $131,000) including $75,000 of minimum royalties expense for the minimum royalties in excess of the amount of royalties earned based upon decoder sales and services. There was no minimum royalty expense and other decoder expenses were minimal for the quarter ended September 30, 2001 during the start-up of the decoder business.

Interest expense totaled $118,000 and $141,000 for the quarters ended September 30, 2002 and 2001, respectively. The decrease was primarily due to significantly lower interest rates, related to declines in the prime rate, and a lower average balance of debt outstanding, partially offset by a 1% increase in interest rates effective October 1, 2001 (from prime to prime plus 1%) on L.E. Smith's bank financing due to its failure to meet certain financial ratios during fiscal 2001.

The Company recorded an income tax provision of $13,000 and an income tax benefit of $6,000 for the first quarter of fiscal 2003 and 2002, respectively. These benefits and provisions include state and other income taxes and are based upon book income. The net deferred tax assets arising from the pre-tax losses incurred for the quarter ended September 30, 2002 have been fully allowed for because the Company has not been able to determine that it is more likely than not that such deferred tax assets will be realized. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no non-cash components included in the income tax benefit and provision for the three months ended September 30, 2002 and 2001.


DISCONTINUED  OPERATIONS

On August 19, 1999, the Board of Directors voted to sell the assets of the Company's wholly-owned subsidiary, NBI Properties, to an entity that is 100% owned and controlled by its CEO. Therefore, the Company had classified its hotel operation as a discontinued operation at that time. However, at of June 30, 2002 the Company determined that the sale would not be completed within the next twelve months, therefore the hotel operation was been reclassified as a continuing operation for the quarters ended September 30, 2002 and 2001. There were no other adjustments in the financial statements as a result of this change.

                 NBI, INC.MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2003 - CONTINUED


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets decreased $434,000 to $15.1 million at September 30, 2002 from $15.5 million at June 30, 2002. The decrease was primarily due to a significant decrease in inventory resulting from low production related to cash constraints, and a significant decrease in property, plant and equipment primarily related to depreciation. The Company had working capital deficits of $1,748,000 and $1,206,000 at September 30 and June 30, 2002, respectively.

The increase of $542,000 in the working capital deficit was primarily due to the decrease in inventory and an increase in accounts payable and accrued liabilities resulting from cash constraints and the loss incurred during the quarter.

The Company significantly reduced its capital expenditures during fiscal 2002 and in the first quarter of fiscal 2003 and did not have any significant construction-in-progress outstanding at September 30, 2002. The Company plans to continue restricting its capital expenditures.

The Company expects its working capital requirements in the next fiscal year to be met by internally generated funds including interest income and unscheduled principal payments on the note receivable from a related party. The hotel's bank loan agreement indirectly limits the amount of cash distributions it can make to the parent company through a covenant requiring the maintenance of a minimum cash flow to debt service ratio. Short-term borrowings under an existing line of credit can also be used for L.E. Smith's working capital requirements. L.E. Smith has consistently been unable to repay the overborrowings on its revolving line of credit which are required to be repaid promptly. L.E. Smith was also in arrears on certain payments related to its revolving line of credit and bank term note payable in July and August, 2002. In addition, L.E. Smith has not been able to meet certain financial ratios required under the Loan Agreement covering L.E. Smith's revolving line of credit and bank term note payable. However, on August 23, 2002, L.E. Smith and Sky Bank entered into a Forbearance Agreement and Amendment related to L.E. Smith's revolving line of credit and bank term note, whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. In conjunction with the Forbearance Agreement and Amendment, the due date of the bank term note has been extended to March 5, 2008 with monthly interest only payments allowed for September 5, 2002, and February 5, 2003 through August 5, 2003; monthly principal payments of $34,000 plus interest will be due for all other months during the term of the note. Sky Bank has authorized L.E. Smith to exceed its borrowing base by a maximum of $800,000. In exchange, Bellevue Partners has agreed to make unscheduled principal payments totaling $500,000 on its note to Willowbrook Properties from the sale of certain outparcels, and Willowbrook Properties has assigned its interest in these payments to Sky Bank. The Allowed Overborrowings will be reduced by the amount of these payments as they are received by the bank. As of November 12, 2002, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $567,000 (unaudited), $233,000 below the maximum Allowed Overborrowings. The Forbearance Agreement prohibits L.E. Smith from making any payments to NBI or any of its subsidiaries. The Forbearance Agreement also requires the Company to obtain written agreements with its vendors and other creditors regarding revised payment terms acceptable to the bank. The Company has been working with its vendors and creditors on revised payment terms and is in the process of obtaining written agreements with them. The Company has obtained an extension of time from Sky Bank to March 5, 2003 in which to obtain these written agreements. With this extension, the Company is currently in compliance with the Forbearance Agreement. (See Note 2 to the Consolidated Financial Statements.)

As of November 1, 2002, L.E. Smith was five months in arrears on its monthly payments on its note payable from PADCED. In addition, L.E. Smith has been unable to pay various other liabilities when due as required under the PADCED loan agreement. These conditions cause the note payable from PADCED to be subject to immediate demand at the option of the holder. Therefore, the Company has included the entire balance of this note payable in current liabilities at September 30, 2002, as was also required at June 30, 2002. (See Note 2 to the Consolidated Financial Statements.)

The Company has incurred significant losses for the quarter ended September 30, 2002 and during fiscal 2002 and 2001 and had a significant working capital deficit at September 30 and June 30, 2002. In addition, a large amount of L.E. Smith's accounts payable are significantly past due. These conditions raise substantial doubt about the Company's ability to continue as a going concern, as expressed by our independent auditors in an explanatory paragraph in their report dated September 5, 2002 on our June 30, 2002 financial statements. The Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty. The Forbearance Agreement and Amendment with

                                  NBI,  INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2003 - CONTINUED


Sky Bank significantly reduces the amount of principal payments required on the Company's long-term debt in fiscal 2003. L.E. Smith is currently trying to obtain a six-month deferral of principal payments on its note payable from the PADCED. L.E. Smith is also working with its accounts payable vendors to
obtain  extended  terms.    Furthermore,  management  has  been  working  on
significantly reducing its costs and expenses, including significantly reducing its health insurance costs through a new collective bargaining agreement that it is currently negotiating with its union employees at L.E. Smith (the current agreement expires on November 30, 2002 - see Note 8 to the Consolidated Financial Statements).

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

In addition, L.E. Smith must find a way to be closer to the end-user. Today's distribution methods are very expensive for manufacturers. In highly competitive situations, the Company is often unable to sell its products or does so at inadequate margins because of the mark-up required by the retailer. For many years, L.E. Smith has had an on-site factory outlet store that has been profitable. Therefore, the Company has decided on a retail strategy of opening retail stores in several outlet locations over the next year. These stores will be opened both independently and through joint ventures with marketing partners. These retail outlets will do several things to improve our Company. First, it will allow us to improve our margins because we have eliminated several layers of distribution. Second, it allows us to increase our sales volume by taking advantage of an increasing trend in retail markets towards outlet and discount stores, away from pricey shopping malls. In October 2002, the Company acquired retail space for an outlet store in Lancaster, Pennsylvania and anticipates opening this store in November 2002. The Company will also increase its marketing efforts related to a new line of home building products that it has been developing including glass sinks, glass tiles, and glass blocks, as well as glass used in various architectural projects.

However, there can be no assurance that the Company will be successful in increasing its sales and gross profit and reducing its costs and expenses; nor can there be any assurance that L.E. Smith's creditors will grant the Company extended payment terms. (See Note 2 to the Consolidated Financial Statements.)

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2003 - CONTINUED


The following summarizes the Company's aggregate contractual obligations as of September 30, 2002:


                                                  Nine      Total payments due during
                                                Months      fiscal years ended June 30,
                                                 Ended    -------------------------------
                                                June 30,   2004      2006
                                        Total     2003     & 2005    & 2007   Thereafter
                                      --------  --------  --------  --------  -----------
                                                      (Amounts  in  thousands)
Line of credit(a)                     $  2,896  $  2,896  $     --  $     --  $     --
Long-term notes payable
  - Sky Bank(a)                          2,011       134       737       804       336
  - State of Pennsylvania Machinery
    & Equipment Loan Fund note(b)          322       322        --        --        --
  - Other notes payable                  1,119        45       126       259       689
Present value of capital
  lease obligation                         982        35        88       106       753
Operating leases                         1,469       196       374       276       623
Minimum royalties(c)                        25        25        --        --        --
Purchase obligation                         42        42        --        --        --
CEO employment agreement(d)                 55        55        --        --        --
Other                                       16        12         4        --        --
                                      --------  --------  --------  --------     -----

Total contractual obligations         $  8,937  $  3,762  $  1,329  $  1,445  $  2,401
                                      ========  ========  ========  ========  ========



(a) L.E. Smith has consistently been unable to repay the overborrowings on its revolving line of credit which are required to be repaid promptly. L.E. Smith was also in arrears on certain payments related to its revolving line of credit and bank term note payable in July and August 2002. In addition, L.E. Smith has not been able to meet certain financial ratios required under the Loan Agreement. On August 23, 2002, L.E. Smith and Sky Bank entered into a Forbearance Agreement and Amendment to L.E. Smith's revolving line of credit and bank term note, whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. As of November 12, 2002, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $567,000 (unaudited), $233,000 below
the  maximum  allowed  overborrowings.    See  previous  discussion  in  this
Liquidity  and  Capital  Resources    section.

(b) As of November 1, 2002, L.E. Smith was five months in arrears on its monthly payments on its note payable from PADCED. In addition, L.E. Smith has been unable to pay various other liabilities when due as required under the PADCED loan agreement. These conditions cause the note payable from PADCED to be subject to immediate demand at the option of the holder. Therefore, the Company has included the entire balance of this note payable in current liabilities at September 30, 2002, as was also required at June 30, 2002.
L.E. Smith is currently trying to obtain a six-month deferral of principal payments on its note payable from the PADCED.

(c) During the third quarter of fiscal 2002, the Company exercised its option for the first new renewal period, April 1, 2002 through September 30, 2002, under its master license agreement for its decoder business. For the first renewal period, the Company is required to pay royalties equal to the greater of $150,000 or 5% of the net decoder sales and services generated under the license, including decoder sales and services produced by sublicensees. As of September 30, 2002, the Company made minimum royalty payments required under the master license agreement totaling $125,000 and has $25,000 minimum royalties payable outstanding for the first renewal period, which have subsequently been paid. The Company included $75,000 in marketing, general and administrative expenses for the quarter ended September 30, 2002 related to the amount of minimum royalty expense in excess of royalties payable based upon net decoder sales and services. The Company has not exercised its option for the second

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FIRST QUARTER, FISCAL YEAR 2003 - CONTINUED


renewal  period,  October 1, 2002 through September 30, 2003, under the master license but is currently in the process of negotiating new terms for this period. If NBI is unable to negotiate mutually acceptable terms with the master licensor for the second renewal period, then the Company will be exiting the business. If renewed under the existing terms, the Company would be required to pay royalties equal to the greater of $400,000 or 5% of the net decoder sales and services generated under the license.

(d) Under the terms of an agreement with the Company's CEO ("CEO Agreement"), the Company pays its CEO, Jay H. Lustig, an annual salary of $60,000. The CEO Agreement runs for one-year terms which expire on June 30. The CEO Agreement also provides that the Company will pay Mr. Lustig an annual bonus of 10% of the Company's pre-tax profits, if any, derived from all sources, but only to the extent such 10% figure exceeds Mr. Lustig's base salary. Mr. Lustig remains eligible for such bonus for twelve months after termination from the position of CEO. The Company suspended salary payments to Mr. Lustig as of August 16, 2002 but is accruing his salary for future payment when the Company's cash flow improves.

The Company has no other long-term contractual obligations or commercial commitments.


RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the FASB finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No.
142. This Statement was effective July 1, 2002 for the Company. The adoption of these Statements had no material impact on the financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective July 1, 2002 for the Company. The adoption of this Statement had no material impact on the financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
Corrections".    SFAS No. 145  requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback
transactions.    SFAS No. 145 was also effective July 1, 2002 for the Company.
The adoption of this Statement had no material impact on the financial statements.

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

                                   NBI, INC.



Item  3.    Controls  and  Procedures
-------------------------------------

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Securities Exchange Act of 1934.

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.



                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  6.    Exhibits  and  Reports  on  Form  8-K

     (a)    None

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002 or subsequently.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NBI,  INC.




November  15,  2002                    By:     /s/ Marjorie A. Cogan
-------------------                        ----------------------------------
     (Date)                                       Marjorie  A.  Cogan
                                              As a duly authorized officer
                                           Chief Financial Officer, Secretary

                                CERTIFICATIONS


             CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF NBI, INC.
                          PURSUANT OF 18 U.S.C. Section 1350



I,  Jay  H.  Lustig,  certify  that:

     1.     I have reviewed this quarterly report on Form 10-KSB of NBI, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of NBI, Inc. as of, and for, the periods presented in this quarterly report.

     4. NBI, Inc's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for NBI, Inc. and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to NBI, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

            b. evaluated the effectiveness of NBI, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.


     5. NBI, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to NBI Inc.'s auditors and the audit committee of NBI, Inc.'s board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect NBI Inc.'s ability to record, process, summarize, and report financial data and have identified for NBI Inc.'s auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in NBI Inc.'s internal controls.

     6. NBI Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  15,  2002                             /s/  JAY  H.  LUSTIG
       -------------------                            -----------------------
                                                            Jay  H.  Lustig
                                                       Chief Executive Officer

             CERTIFICATION OF CHIEF FINANCIAL OFFICER OF NBI, INC.
                       PURSUANT OF 18 U.S.C. SECTION 1350



I,  Marjorie  A.  Cogan,  certify  that:

     1.     I have reviewed this quarterly report on Form 10-KSB of NBI, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of NBI, Inc. as of, and for, the periods presented in this quarterly report.

     4. NBI, Inc's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for NBI, Inc. and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to NBI, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

            b. evaluated the effectiveness of NBI, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.


     5. NBI, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to NBI Inc.'s auditors and the audit committee of NBI, Inc.'s board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect NBI Inc.'s ability to record, process, summarize, and report financial data and have identified for NBI Inc.'s auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in NBI Inc.'s internal controls.

     6. NBI Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   November  15,  2002                        /s/  MARJORIE  A.  COGAN
                                            ----------------------------------
                                                      Marjorie A. Cogan
                                            Chief Financial Officer, Secretary

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF NBI, INC.
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the quarterly report of NBI, Inc. on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on November 15, 2002 (the "Report" ), Jay H. Lustig, as Chief Executive Officer of NBI, Inc., hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of NBI, Inc.



Date:   November  15,  2002                    /s/  JAY  H.  LUSTIG
                                              -----------------------
                                                  Jay  H.  Lustig
                                              Chief Executive Officer



This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

             CERTIFICATION OF CHIEF FINANCIAL OFFICER OF NBI, INC.
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the quarterly report of NBI, Inc. on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on November 15, 2002 (the "Report"), Marjorie A. Cogan, as Chief Financial Officer of NBI, Inc., hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of her knowledge, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of NBI, Inc.



Date:  November  15,  2002                        /s/  MARJORIE  A.  COGAN
       -------------------                        -------------------------
                                                       Marjorie A. Cogan
                                                    Chief Financial Officer



This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.