Form 10QSB
period 2002-12-31
NBI INC
filed 2003-02-14
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2002

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



                 Class                         Outstanding at February 7, 2003
--------------------------------------         -------------------------------
Common Stock, par value $.01 per share                    8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB
                      For Quarter Ended December 31, 2002






                                                                 PAGE
                                                               --------
PART I - FINANCIAL INFORMATION
  Consolidated Financial Statements (Unaudited)                   3 - 6

  Supplementary Notes to Consolidated Financial
    Statements (Unaudited)                                       7 - 15

  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                   16 - 23

  Controls and Procedures                                            24


PART  II - OTHER INFORMATION

  Exhibits and Reports on Form 8-K                                   25




                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)

                                                                       December 31,  June 30,
                                                                           2002        2002
                                                                       -----------  ---------
                                                                       (Unaudited)  (Audited)
                                           ASSETS
                                           ------
Current assets:
 Cash and cash equivalents                                                $   197   $   199
 Accounts receivable, less allowance for doubtful accounts
   of $269 and $279, respectively                                             919     1,257
 Inventories, net                                                           2,947     3,262
 Other current assets                                                         110       132
                                                                          --------  --------
    Total current assets                                                    4,173     4,850

Property, plant and equipment, net                                          7,627     8,057
Note receivable from related party                                          2,258     2,300
Other assets, net                                                             327       288
                                                                          --------  --------

                                                                          $14,385   $15,495
                                                                          ========  ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable               $ 3,272   $ 3,435
 Current portion of capital lease obligation                                   46        41
 Accounts payable                                                           1,911     1,833
 Accrued liabilities and other                                                714       747
                                                                          --------  --------
     Total current liabilities                                              5,943     6,056

Long-term liabilities:
 Notes payable                                                              2,786     2,951
 Capital lease obligation                                                     926       947
 Deferred income taxes                                                         64        64
 Postemployment disability benefits                                           109       119
 Deferred gain from sale of real estate, net of taxes                         881       881
                                                                          --------  --------
      Total liabilities                                                    10,709    11,018
                                                                          --------  --------
Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized; 507,421 shares of Series A Cumulative Preferred Stock issued and
   outstanding (liquidation preference value of $5,074)                         5         5
 Capital in excess of par value - preferred stock                           4,380     4,380
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,130,520 shares issued                                                   101       101
 Capital in excess of par value - common stock                              6,566     6,566
 Accumulated deficit                                                       (6,508)   (5,707)
                                                                          --------  --------
                                                                            4,544     5,345
 Less treasury stock, at cost (2,027,200 shares)                             (868)     (868)
                                                                          --------  --------
     Total stockholders' equity                                             3,676     4,477
                                                                          --------  --------

                                                                          $14,385   $15,495
                                                                          ========  ========







                                   See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)



                                          Three Months Ended  Six Months Ended
                                             December 31,       December 31,
                                             2002     2001     2002      2001
                                            -------  -------  -------   -------
Revenues:
 Sales                                      $3,149   $3,574   $ 5,423   $6,708
 Rental and service                            533      580     1,216    1,253
 Royalty revenue, net                           21       26        21       26
                                            -------  -------  --------  -------
                                             3,703    4,180     6,660    7,987
                                            -------  -------  --------  -------

Costs and expenses:
 Cost of sales                               2,642    2,749     4,900    5,251
 Cost of rental and service                    435      434       887      883
 Marketing, general and administrative         698      862     1,513    1,695
                                            -------  -------  --------  -------
                                             3,775    4,045     7,300    7,829
                                            -------  -------  --------  -------

Income (loss) from operations                  (72)     135      (640)     158

Other income (expense):
 Interest income                                31       44        62       90
 Other income and expenses, net                  9        3        20        3
 Interest expense                             (116)    (128)     (234)    (269)
                                            -------  -------  --------  -------
                                               (76)     (81)     (152)    (176)
                                            -------  -------  --------  -------

Income (loss) before income taxes             (148)      54      (792)     (18)
Income tax benefit (provision)                   4      (17)       (9)     (11)
                                            -------  -------  --------  -------

Net income (loss)                             (144)      37      (801)     (29)

Dividend requirement on preferred stock       (128)    (128)     (256)    (256)
                                            -------  -------  --------  -------

Loss attributable to common stock           $ (272)  $  (91)  $(1,057)  $ (285)
                                            =======  =======  ========  =======



Loss per common share - basic and diluted   $ (.03)  $ (.01)  $  (.13)  $ (.04)
                                            =======  =======  ========  =======


Weighted average number of common
   shares outstanding                        8,103    8,103     8,103    8,103
                                            =======  =======  ========  =======










                             See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)



                                                            Six Months Ended
                                                              December 31,
                                                              2002    2001
                                                             ------  ------
Cash flows from operating activities:
 Net loss                                                    $(801)  $ (29)
 Adjustments to reconcile net loss to net cash flow
 provided by (used in) operating activities:
   Depreciation and amortization                               535     647
   Provisions for bad debts and returns                          3      53
   Inventory reserve provisions                                 56      48
   Gain on sales of property and equipment                     (12)     --
   Other                                                       (10)    (10)
   Changes in assets -- decrease (increase):
     Accounts receivable                                       335    (831)
     Inventories                                               259    (528)
     Other current assets                                       22     (81)
     Other assets                                              (12)      1
   Changes in liabilities -- (decrease) increase:
     Accounts payable and accrued liabilities                   18     555
     Income taxes payable                                       --       5
                                                             ------  ------
        Net cash flow provided by (used in) operating
          activities                                           393    (170)
                                                             ------  ------

Cash flows from investing activities:
   Proceeds from sales of property and equipment                69      --
   Purchases of property and equipment                        (132)   (155)
                                                             ------  ------
        Net cash flow used in investing activities             (63)   (155)
                                                             ------  ------

Cash flows from financing activities:
   Collections on note receivable                               42     163
   Net borrowings (payments) on line of credit                 (79)    529
   Payments on notes payable                                  (249)   (316)
   Payments on capital lease obligation                        (16)    (17)
   Loan costs paid                                             (30)      -
                                                             ------  ------
        Net cash flow provided by (used in) financing
          activities                                          (332)    359
                                                             ------  ------

Net increase (decrease) in cash and cash equivalents            (2)     34

Cash and cash equivalents at beginning of period               199     270
                                                             ------  ------

Cash and cash equivalents at end of period                   $ 197   $ 304
                                                             ======  ======









                            See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)


                                                               Six Months Ended
                                                                  December 31,
                                                                   2002   2001

Supplemental disclosures of cash flow information:

 Interest paid                                                     $ 219  $272
                                                                   =====  ====

 Income taxes paid                                                 $  17  $  3
                                                                   =====  ====

 Noncash purchases of property, plant and equipment included in
   accounts payable and accrued liabilities at end of period       $  73  $ 32
                                                                   =====  ====

 Loan fees incurred included in accounts payable at end of period  $  29  $ --
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

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  1  -  Basis  of  Preparation
----------------------------------

The accompanying financial statements have been prepared in accordance with the requirements of Form 10-QSB and include all adjustments (consisting of all normal recurring adjustments) which in the opinion of management are necessary in order to make the financial statements not misleading. The consolidated financial statements include the accounts of NBI, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and profits have been eliminated.

Revenue from sales of products is recognized when title passes, generally when the goods are shipped, except for goods shipped on consignment. Revenue is recognized from products shipped on consignment when the consignee sells the goods. Freight charges billed to customers are included in revenue. The Company recognizes royalty revenues from sublicensees under its decoder license as earned when the sublicensee has substantially completed the work per the terms of the sales agreement. The royalty revenues are presented net of related royalties earned by the master licensor. The Company incurs minimum royalties expense when the minimum royalties payable under the terms of the license agreement are estimated to exceed the royalties earned based upon revenues. The minimum royalty expense is included in marketing, general and administrative expenses.

On August 19, 1999, the Board of Directors voted to sell the assets of the Company's wholly-owned subsidiary, NBI Properties, Inc. ("NBI Properties"), to an entity that is 100% owned and controlled by its CEO. Therefore, the Company had classified its hotel operation as a discontinued operation at that time. However, as of June 30, 2002 the Company determined that the sale would not be completed within the next twelve months, therefore the hotel operation was reclassified as a continuing operation for the three and six months ended December 31, 2002 and 2001. There were no other adjustments in the financial statements as a result of this change. Certain other items in the fiscal 2002 financial statements have been reclassified to conform to the fiscal 2003 manner of presentation.


Note  2  -  Going  Concern  and  Management's  Plan
---------------------------------------------------

L.E. Smith Glass Company ("L.E. Smith") has consistently been unable to repay the overborrowings on its revolving line of credit with Sky Bank which are required to be repaid promptly. L.E. Smith was also in arrears on certain payments related to its revolving line of credit and bank term note payable in July and August, 2002. In addition, L.E. Smith has not been able to meet certain financial ratios required under the loan agreement covering L.E. Smith's revolving line of credit and bank term note payable ("Loan Agreement"). However, on August 23, 2002, L.E. Smith and Sky Bank entered into a forbearance agreement and amendment related to L.E. Smith's revolving line of credit and bank term note ( "Forbearance Agreement" and "Amendment" ), whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. In conjunction with the Forbearance Agreement and Amendment, the due date of the bank term note has been extended to March 5, 2008 with monthly interest only payments allowed for September 5, 2002, and February 5, 2003 through August 5, 2003; monthly principal payments of $34,000 plus interest will be due for all other months during the term of the note. Sky Bank has authorized L.E. Smith to exceed its borrowing base by a maximum of $800,000 ("Allowed Overborrowings"). In exchange, Bellevue Partners, L.P. ( "Bellevue Partners" ), an entity that is 100% owned and controlled by NBI's CEO, has agreed to make unscheduled principal payments totaling $500,000 on its note to the Company's wholly-owned subsidiary, Willowbrook Properties, Inc. ( "Willowbrook Properties" ) from the sale of certain outparcels, and Willowbrook Properties has assigned its
interest  in  these  payments  to  Sky  Bank  ( see  Note 14 ).   The  Allowed
Overborrowings  will  be reduced by the amount of these  payments as they are
received  by  the  bank.   As  of  February 5, 2003, the borrowings under L.E.
Smith's revolving line of credit exceeded the allowed borrowing base by $729,000, $71,000 below the maximum Allowed Overborrowings. The Forbearance Agreement prohibits L.E. Smith from making any payments to NBI or any of its subsidiaries. The Forbearance Agreement also requires the Company to obtain written agreements with its vendors and other creditors regarding revised payment terms acceptable to the bank. The Company has been working with its vendors and creditors on revised payment terms and is in the process of obtaining written agreements

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


with them. The Company has obtained an extension of time from Sky Bank to March 5, 2003 in which to obtain these written agreements. With this extension, the Company is in compliance with the terms of the Forbearance Agreement.

As of December 1, 2002, L.E. Smith was six months in arrears on its monthly payments on its note payable to the Pennsylvania Department of Community and Economic Development ("PADCED"). However, on December 13, 2002, L.E. Smith obtained a six-month deferral of principal payments on this note. In January 2003, the Company paid PADCED all of the past due interest as well as the regular loan payment scheduled for January 1, 2003. However, L.E. Smith has been unable to pay various other liabilities when due as required under the PADCED loan agreement. This condition causes the note payable to PADCED to be subject to immediate demand at the option of the holder. Therefore, the Company has included the entire balance of this note payable in current liabilities at December 31, 2002, as was also required at June 30, 2002.

The Company has incurred significant losses for the six months ended December 31, 2002 and during fiscal 2002 and 2001 and had a significant working capital deficit at December 31 and June 30, 2002. In addition, a large amount of L.E. Smith's accounts payable are significantly past due. These conditions raise substantial doubt about the Company's ability to continue as a going concern, as expressed by our independent auditors in an explanatory paragraph in their audit report dated September 5, 2002 on our June 30, 2002 financial statements. The accompanying Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty. The Forbearance Agreement and Amendment with Sky Bank significantly reduces the amount of principal payments required on the Company's long-term debt in fiscal 2003. L.E. Smith is also working with its accounts payable vendors to
obtain  extended  terms.    Furthermore,  management  has  been  working  on
significantly reducing its costs and expenses, including significantly reducing its health insurance costs through a new collective bargaining agreement which it obtained on November 26, 2002 (see Note 8) and savings expected from other cost control measures.

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

In addition, L.E. Smith must find a way to be closer to the end-user. Today's distribution methods are very expensive for manufacturers. In highly competitive situations, the Company is often unable to sell its products or does so at inadequate margins because of the mark-up required by the retailer. For many years, L.E. Smith has had an on-site factory outlet store that has been profitable. Therefore, the Company has decided on a retail strategy of opening retail stores in several outlet locations over the next year. These stores will be opened both independently and through joint ventures with marketing partners. These retail outlets will do several things to improve our Company. First, it will allow us to improve our margins because we have eliminated several layers of distribution. Second, it allows us to increase our sales volume by taking advantage of an increasing trend in retail markets towards outlet and discount stores, away from pricey shopping malls. In October 2002, the Company acquired retail space for an outlet store in Lancaster, Pennsylvania which it opened in mid-November 2002. However, the sales from this store have been very disappointing due to the poor retail market and inclement weather. The Company will also increase its marketing efforts related to

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


a new line of home building products that it has been developing including glass sinks, glass tiles, and glass blocks, as well as glass used in various architectural projects.

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
-----------------------

Inventories are comprised of the following amounts, which are presented net of reserves totaling $254,000 and $198,000 at December 31 and June 30, 2002, respectively:


                              December 31,  June 30,
                                  2002        2002

    Raw materials                $  501     $  590
    Work in process                 580        638
    Finished goods                1,847      2,017
    Food and beverage inventory      19         17
                                 ------     ------
                                 $2,947     $3,262
                                 ======     ======


Note  5  -  Note  Receivable  from  Related  Party
--------------------------------------------------

In conjunction with the sale of the land and construction-in-progress of Willowbrook Properties, on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from Bellevue Partners, an entity which is 100% owned and controlled by NBI's CEO (see Note 14). The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 5.05% determined on December 31, 2001 for all of calendar 2002, a rate of 3.602% determined on December 31, 2002 for all of calendar 2003, and the rate to be redetermined each succeeding December 31 for the following calendar year's rate. The note is collateralized by a second security interest in the property and is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006. On August 23, 2002 Willowbrook Properties assigned its rights to $500,000 of future payments on the note receivable to Sky Bank (see Notes 2 and 14). At December 31, 2002, the note receivable balance was $2,258,000.


Note  6  -  Income  Taxes
-------------------------

The Company recorded an income tax benefit of $4,000 and an income tax provision of $9,000 for the three and six months ended December 31, 2002. Income tax provisions totaling $17,000 and $11,000, respectively, were recorded for the same periods in the prior fiscal year. These benefits and provisions include state and other income taxes and are based upon book income. The net deferred tax assets arising from the pre-tax losses incurred for the six months ended December 31, 2002 have been fully allowed for because the Company has not been able to determine that it is more likely than not that such deferred tax assets will be realized.

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three or six months ended December 31, 2002 or 2001.


Note  7  -  Deferred  Gain  from  Sale  of  Operation
-----------------------------------------------------

The Company has accounted for the sale of a majority of the assets of Willowbrook Properties in accordance with Statement of Financial Accounting Standards ( "SFAS" ) No. 66, "Accounting for Sales of Real Estate". The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of $48,000 and net of approximately $40,000
of  related  income  taxes.    (See  Note  14.)


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

A majority of L.E. Smith's employees are covered by a new collective bargaining agreement, obtained on November 26, 2002, which expires on March 1, 2004.

During the third quarter of fiscal 2002, the Company exercised its option for the first new renewal period, April 1, 2002 through September 30, 2002, under its master license agreement for its decoder business. For the first renewal period, the Company was required to pay royalties equal to the greater of $150,000 or 5% of the net decoder sales and services generated under the license, including decoder sales and services produced by sublicensees. The Company included $75,000 in marketing, general and administrative expenses for the quarter ended September 30, 2002 related to the amount of minimum royalty expense in excess of royalties payable based upon net decoder sales and services. The master license expired on September 30, 2002. During the second quarter of fiscal 2003, the Company obtained a nonexclusive license from the master licensor covering NBI and its existing sublicensees for the period October 1 through December 31, 2002. For the term of this nonexclusive license, the Company was required to pay royalties equal to the greater of $25,000 or 5% of the net decoder sales and services generated under the
license.    The  Company  included  $11,000  in  marketing,  general  and administrative expenses for the quarter ended December 31, 2002 related to the amount of minimum royalty expense in excess of royalties payable based upon net decoder sales and services. The nonexclusive license expired on December 31, 2002 and the Company has no further liability remaining under this license. In January 2003, the Board of Directors decided not to renew this license and to exit the decoder business. The Company has estimated that it will have minimal expenses associated with the closure of this business.


Note  9 -  Stockholders'  Equity
--------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At December 31, 2002, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


outstanding at December 31, 2002. At December 31, 2002, 1 million registered common stock purchase warrants at $1.20 per share issued in conjunction with the Company's preferred stock offering in fiscal 1999 were outstanding. The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At December 31, 2002, 507,421 registered shares of Series A Cumulative Preferred Stock were issued and outstanding.

The  Company  reported  dividend  requirements  of  $128,000  and  $256,000 attributable to its preferred stock for each of the three and six month periods ended on December 31, 2002 and 2001. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the elections of the holders. No dividends have been declared or paid subsequently. Cumulative unpaid dividends totaled approximately $1,794,000 as of December 31, 2002.

On December 31, 2002, warrants to purchase 1.7 million shares of the Company's common stock at $.89 per share, previously issued in conjunction with its acquisition of a children's paint manufacturer, expired (see Note 14).


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

Because the Company incurred a net loss attributable to common stockholders for each of the three and six month periods ended December 31, 2002 and 2001, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

The  options  and  warrants  outstanding at December 31, 2002 were as follows:

          Number
             Exercise     Outstanding at
              Price      December 31, 2002
             --------    -----------------
           Stock options:
                $ .22           350,000
                $ .38           201,000
                $ .77           400,000

           Warrants:
                $1.20         1,000,000
                             -----------
                              1,951,000
                             ===========



Note  11  -   Stock  Options
----------------------------

In  December  2002,  the  Financial Accounting Standards Board ("FASB") issued
SFAS  No.  148,   "Accounting  for  Stock-Based  Compensation - Transition and
Disclosure  --  an Amendment of FASB Statement No. 123".  This statement amends
SFAS  No.  123,   "Accounting  for  Stock-Based  Compensation" ,  to  provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


effect of the method used on reported results. The Company has adopted the disclosure requirements effective December 31, 2002.

The following provides pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method as required by SFAS No. 148.



                                       Three months ended  Six months ended
                                           December 31,      December 31,
                                           2002    2001      2002    2001
                                          ------  ------   --------  ------
                                               (Amounts in thousands)

 Net loss attributable to common
   stockholders - as reported             $(272)  $ (91)   $(1,057)  $(285)
                                          ======  ======   ========  ======

 Net loss attributable to common
   stockholders - proforma                $(274)  $ (92)   $(1,061)  $(286)
                                          ======  ======   ========  ======


 Net loss per common share - as reported  $(.03)  $(.01)   $  (.13)  $(.04)
                                          ======  ======   ========  ======

 Net loss per common share - proforma     $(.03)  $(.01)   $  (.13)  $(.04)
                                          ======  ======   ========  ======



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the grants issued during fiscal 2002: no dividend yield; expected volatility of 85.15%; risk-free interest rate of 3.94%; and expected lives of 4 years. No other options have been granted that would affect fiscal 2003 or 2002.


Note  12  -  Seasonal  Variations  of  Operations
-------------------------------------------------

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

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  13  -  Segment  Reporting
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

                                                                   Corporate,
                                         Glass    Hotel            Other, and   Consoli-
                                        Manufac-  Opera-  Decoder   Elimina-     dated
                                         turing   tions   Business    tions      Total

Three  Months  Ended  December  31,  2002:

 Revenues from external customers       $ 3,149   $  533    $  21    $   --    $ 3,703
                                        ========  =======  ======    =======   ========

 Operating profit (loss)                $    55   $  (39)   $ (22)   $  (66)   $   (72)
                                        ========  =======   ======   =======   ========


Three Months Ended December 31, 2001:

 Revenues from external customers       $ 3,574   $  580    $  26    $   --    $ 4,180
                                        ========  =======   ======   =======   ========

 Operating profit (loss)                $   249   $   14    $ (72)   $  (56)   $   135
                                        ========  =======   ======   =======   ========


Six Months Ended December 31, 2002:

 Revenues from external customers       $ 5,423   $1,216    $  21    $   --    $ 6,660
                                        ========  =======   ======   =======   ========

 Operating profit (loss)                $  (392)  $   52    $(167)   $ (133)   $  (640)
                                        ========  =======   ======   =======   ========

 Total assets at December 31, 2002      $10,011   $2,454    $   3    $1,917    $14,385
                                        ========  =======   ======   =======   ========


Six Months Ended December 31, 2001:

 Revenues from external customers       $ 6,708   $1,253    $  26    $   --    $ 7,987
                                        ========  =======   ======   =======   ========

 Operating profit (loss)                $   256   $  104    $ (86)   $ (116)   $   158
                                        ========  =======   ======   =======   ========

 Total assets at December 31, 2001      $12,334   $2,895    $ 116    $1,860    $17,205
                                        ========  =======   ======   =======   ========


                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  14  -  Related  Party  Transactions
-----------------------------------------

In conjunction with NBI's purchase of a children's paint manufacturer in 1995, the sellers were issued warrants to purchase 1.7 million shares of the Company's common stock at a price of $.89 per share; this included warrants to purchase 935,000 shares issued to the Company's CEO, Jay H. Lustig. All of the warrants expired on December 31, 2002.

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

On December 17, 1999, the Company closed on the sale of a majority of the assets of Willowbrook Properties, to Bellevue Partners, an entity which is 100% owned and controlled by NBI's CEO. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate". The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of approximately $48,000 and net of approximately $40,000 of related income taxes. The Company obtained a note receivable from Bellevue Partners in conjunction with this
transaction.    (See  Notes  5  and  7.)

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" . SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


the  carrying amount of the long-lived asset.  SFAS No. 143 was effective July
1,  2002  for  the  Company.    The adoption of this Statement had no material
impact  on  the  financial  statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
Corrections" .    SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback
transactions.    SFAS No. 145 was also effective July 1, 2002 for the Company.
The adoption of this Statement had no material impact on the financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" . SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of this Statement will have no material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No.
123".  This  statement  amends  SFAS  No.  123,   "Accounting for Stock-Based
Compensation" , to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements effective December 31, 2002 (see Note 11).

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        SECOND QUARTER, FISCAL YEAR 2003


The statements in this discussion contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are not historical facts. The forward-looking statements are based upon the Company's current expectations and are subject to known and unknown risks, uncertainties, assumptions and other factors. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual results could differ materially from those contemplated
by  the  forward-looking  statements.    Factors  that  may  affect  such
forward-looking statements include, among others, ability to obtain financing, loss of significant customers, reliance on key personnel, competitive factors and pricing pressures, availability and pricing of raw materials and natural resources, labor disputes, limitations on the utilization of net operating loss carryforwards, adequacy of insurance coverage, inflation and general
economic  conditions.    The  Company  does  not  intend  to  update  such
forward-looking  statements.


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

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  SECOND QUARTER, FISCAL YEAR 2003 - CONTINUED


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

Contingent Liabilities: We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies" . SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal actions, disputed charges and other claims requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be overstated or understated.

Revenue Recognition: The Company recognizes revenue from sales of products when title passes, generally when the goods are shipped, except for goods shipped on consignment. Revenue is recognized from products shipped on consignment when the consignee sells the goods. Freight charges billed to customers are included in revenue. Service and rental revenue from the hotel operations is recognized when provided. The Company recognizes royalty revenues from sublicensees under its decoder license as earned when the sublicensee has substantially completed the work per the terms of the sales agreement. The royalty revenues are presented net of related royalties earned by the master licensor.


RESULTS  OF  OPERATIONS

Sales revenue totaled $3,149,000 for the three months ended December 31, 2002, compared to sales revenue of $3,574,000 for the same period in the prior fiscal year, reflecting a decline of $425,000, or 11.9%. The decrease resulted from the weak economy combined with sales momentum and customer confidence lost during the period of severe financial difficulties before L.E. Smith obtained the Forbearance Agreement with its bank on August 23, 2002. In addition, L.E. Smith closed one retail outlet in September and had poor results from the new Lancaster store opened in mid-November. However, these declines were partially offset by increases of $148,000 and $183,000 in sales to its significant customer and a home-party customer obtained during the second quarter of fiscal 2002. Sales revenue totaled $5.4 million for the six months ended December 31, 2002 compared to sales revenue of $6.7 million for the same period in the prior fiscal year reflecting a decrease of $1.3 million or 19.2%. In addition to the decline experienced in the second quarter of fiscal 2003 compared to 2002, L.E. Smith experienced a substantial decline in revenues during July and August of 2002 compared to the prior year primarily because Sky Bank tightly restricted L.E. Smith's borrowings under its line of credit due to its ongoing overborrowed position until August 23, 2002 when L.E. Smith obtained the Forbearance Agreement from the bank. These cash constraints severely limited L.E. Smith's ability to produce and ship goods during that time period. However, L.E. Smith's revenues in September 2002 were comparable with the same period in the prior year. L.E. Smith had a decrease of $156,000 in sales to its largest customer during the first quarter of fiscal 2003 primarily due to the cash constraints, resulting in relatively flat revenues from this customer for the six months ended December 31, 2002
compared  to  2001.    L.E.  Smith  also  experienced  declines  in

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2003 - CONTINUED


sales to many of its customers resulting from the weak economy. However, L.E. Smith did have the addition of $133,000 in revenues during the first quarter of fiscal 2003 from the home-party customer obtained during fiscal 2002, resulting in an increase of $316,000 in revenues from this customer for the six months ended December 31, 2002 compared to 2001.

Rental and service revenues totaled $533,000 for the second quarter of fiscal 2003, a decrease of $47,000, or 8.1% compared to $580,000 for the same period in the prior fiscal year. Fiscal year-to-date, rental and service revenues totaled $1,216,000, a decrease of $37,000 or 3.0% compared to $1,253,000 for the six months ended December 31, 2001. These decreases resulted primarily from a moderate decrease in the occupancy rate, particularly during the second quarter of fiscal 2003, partially offset by a slight increase in the average daily room rate. The decline in occupancy rates was primarily due to the poor economy as well as inclement weather for the second quarter of fiscal 2003.

Net royalty revenue totaled $21,000 for the three and six months ended December 31, 2002 compared to $26,000 for the same periods in the prior fiscal year. Due to the poor sales results and high costs required to maintain a license to sell the decoders, in January 2003, the Board of Directors decided not to renew its license and to exit the decoder business.

Cost of sales as a percentage of related revenue was 83.9% for the quarter ended December 31, 2002, compared to 76.9% for the same period in fiscal 2002. The resulting decline in gross margin was primarily due to significantly lower sales volume available to cover fixed costs and increased sales discounting partially offset by significantly reduced labor costs and other expenses, resulting from cost controls, as well as a decrease of $68,000 in depreciation expense as many of L.E. Smith's assets acquired by the Company effective August 1, 1995 became fully depreciated in August 2002. Cost of sales as a percentage of related revenue was 90.4% for the six months ended December 31, 2002, compared to 78.3% for the same period in fiscal 2002. The resulting decline in gross margin was primarily due to substantially lower sales volume, increased sales discounting and higher insurance expenses (an increase of $39,000). These items were partially offset by significantly reduced labor costs and most other expenses resulting from cost controls and low production during July and August due to cash constraints, and a decrease of $116,000 in depreciation expense.

Cost of rental and service as a percentage of related revenue was 81.6% for the second quarter of fiscal 2003 compared to 74.8% for the second quarter of fiscal 2002. For the six months ended December 31, 2002 and 2001, cost of rental and service as a percentage of related revenue was 72.9% compared to 70.5%. The related declines in gross margin resulted from the decreased revenue during the second quarter of fiscal 2003, as well as general cost increases partially offset by lower depreciation expense (declines of $9,000 and $16,000, respectively) as many of the hotel's assets acquired by the Company effective August 4, 1995 became fully depreciated in August 2002.

Marketing, general and administrative expenses totaled $698,000 and $1,513,000 for the three and six months ended December 31, 2002, respectively, compared to $862,000 and $1,695,000 for the same periods in fiscal 2002, reflecting decreases of $164,000, or 19.0%, and $182,000, or 10.7%, respectively. The decreases were primarily due to significantly lower sales commissions (decreases of $32,000 and $72,000, respectively) related to the decline in sales revenue, the sales mix and increased price discounting, reduced bad debt provisions (decreases of $26,000 and $51,000, respectively), and significant savings from cost control measures. In addition, the Company recorded savings of $55,000 in sales and marketing expenses associated with the decoder business during the second quarter of fiscal 2003 mainly because the minimum royalties expense for the minimum royalties in excess of the amount of royalties earned based upon decoder sales and services were $11,000 for the second quarter of fiscal 2003 compared to $64,000 for the second quarter of fiscal 2002. However, year-to-date the Company experienced increased sales and marketing expenses associated with the decoder business (an increase of $76,000) as there were $86,000 of minimum royalty expense in fiscal 2003 year-to-date compared to $64,000 in fiscal 2002 and other decoder expenses were lower during the same period in fiscal 2002 during the start-up of the decoder business. Due to the poor sales results and high costs required to maintain a license to sell the decoders, in January 2003, the Board of Directors decided not to

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2003 - CONTINUED


renew its license and to exit the decoder business. The Company has estimated that it will have minimal expenses associated with the closure of this business.

Interest income totaled $31,000 and $62,000 for the three and six months ended December 31, 2002 compared to $44,000 and $90,000 for the same periods in the prior fiscal year. The decrease was primarily due to a decline in the average interest rate and in the average balance outstanding on the note receivable from a related party.

Interest expense totaled $116,000 and $234,000 for the three and six months ended December 31, 2002 compared to $128,000 and $269,000 for the same periods in the prior fiscal year. The decrease was primarily due to lower interest rates, related to declines in the prime rate, and a lower average balance of debt outstanding, partially offset year-to-date by a 1% increase in interest rates effective October 1, 2001 (from prime to prime plus 1%) on L.E. Smith's bank financing due to its failure to meet certain financial ratios during fiscal 2001.

The Company recorded an income tax benefit of $4,000 and an income tax provision of $9,000 for the three and six months ended December 31, 2002. Income tax provisions totaling $17,000 and $11,000, respectively, were recorded for the same periods in the prior fiscal year. These benefits and provisions include state and other income taxes and are based upon book income. The net deferred tax assets arising from the pre-tax losses incurred for the six months ended December 31, 2002 have been fully allowed for because the Company has not been able to determine that it is more likely than not that such deferred tax assets will be realized. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no non-cash components included in the income tax benefit and provision for the three months ended December 31, 2002 and 2001.


DISCONTINUED  OPERATIONS

On August 19, 1999, the Board of Directors voted to sell the assets of the Company's wholly-owned subsidiary, NBI Properties, to an entity that is 100% owned and controlled by its CEO. Therefore, the Company had classified its hotel operation as a discontinued operation at that time. However, as of June 30, 2002 the Company determined that the sale would not be completed within the next twelve months, therefore the hotel operation was reclassified as a continuing operation for the six months ended December 31, 2002 and 2001. There were no other adjustments in the financial statements as a result of this change.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets decreased $1.1 million to $14.4 million at December 31, 2002 from $15.5 million at June 30, 2002. The decrease was primarily due to significant decreases in accounts receivable, due to inclusion of $130,000 decoder receivables and more slower paying accounts at June 30, 2002, inventory, resulting from low production related to cash constraints, and property, plant and equipment, primarily related to depreciation. The Company had working capital deficits of $1,770,000 and $1,206,000 at December 31 and June 30, 2002, respectively. The increase of $564,000 in the working capital deficit was primarily due to the decreases in accounts receivable and inventory as well as the loss incurred during the first six months of fiscal 2003.

The Company significantly reduced its capital expenditures during fiscal 2002 and during the first six months of fiscal 2003 and did not have any significant construction-in-progress outstanding at December 31, 2002. The Company plans to continue restricting its capital expenditures.

The Company expects its working capital requirements in the next fiscal year to be met by internally generated funds including interest income and unscheduled principal payments on the note receivable from a related party. The hotel's

                                  NBI,  INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2003 - CONTINUED


bank loan agreement indirectly limits the amount of cash distributions it can make to the parent company through a covenant requiring the maintenance of a minimum cash flow to debt service ratio. Short-term borrowings under an existing line of credit can also be used for L.E. Smith's working capital requirements. However, L.E. Smith has consistently been unable to repay the overborrowings on its revolving line of credit which are required to be repaid promptly. L.E. Smith was also in arrears on certain payments related to its revolving line of credit and bank term note payable in July and August, 2002. In addition, L.E. Smith has not been able to meet certain financial ratios required under the Loan Agreement covering L.E. Smith's revolving line of credit and bank term note payable. Then, on August 23, 2002, L.E. Smith and Sky Bank entered into a Forbearance Agreement and Amendment related to L.E. Smith's revolving line of credit and bank term note, whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. In conjunction with the Forbearance Agreement and Amendment, the due date of the bank term note has been extended to March 5, 2008 with monthly interest only payments allowed for September 5, 2002, and February 5, 2003 through August 5, 2003; monthly principal payments of $34,000 plus interest will be due for all other months during the term of the note. Sky Bank has authorized L.E. Smith to exceed its borrowing base by a maximum of $800,000. In exchange, Bellevue Partners has agreed to make unscheduled principal payments totaling $500,000 on its note to Willowbrook Properties from the sale of certain outparcels, and Willowbrook Properties has assigned its interest in these payments to Sky Bank. The Allowed Overborrowings will be reduced by the amount of these payments as they are received by the bank. As of February 5, 2003, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $729,000, $71,000 below the maximum Allowed Overborrowings. The Forbearance Agreement prohibits L.E. Smith from making any payments to NBI or any of its subsidiaries. The Forbearance Agreement also requires the Company to obtain written agreements with its vendors and other creditors regarding revised payment terms acceptable to the bank. The Company has been working with its vendors and creditors on revised payment terms and is in the process of obtaining written agreements with them. The Company has obtained an extension of time from Sky Bank to March 5, 2003 in which to obtain these written agreements. With this extension, the Company is in compliance with the Forbearance Agreement. (See
Note  2  to  the  Consolidated  Financial  Statements.)

As of December 1, 2002, L.E. Smith was six months in arrears on its monthly payments on its note payable to PADCED. However, on December 13, 2002, L.E. Smith obtained a six-month deferral of principal payments on this note. In January 2003, the Company paid PADCED all of the past due interest as well as the regular loan payment scheduled for January 1, 2003. However, L.E. Smith has been unable to pay various other liabilities when due as required under the PADCED loan agreement. This condition causes the note payable to PADCED to be subject to immediate demand at the option of the holder. Therefore, the Company has included the entire balance of this note payable in current liabilities at December 31, 2002, as was also required at June 30, 2002. (See
Note  2  to  the  Consolidated  Financial  Statements.)

The Company has incurred significant losses for the six months ended December 31, 2002 and during fiscal 2002 and 2001 and had a significant working capital deficit at December 31 and June 30, 2002. In addition, a large amount of L.E. Smith's accounts payable are significantly past due. These conditions raise substantial doubt about the Company's ability to continue as a going concern, as expressed by our independent auditors in an explanatory paragraph in their audit report dated September 5, 2002 on our June 30, 2002 financial statements. The accompanying Consolidated Financial Statements do not contain any adjustments that might result from the outcome of this uncertainty. The Forbearance Agreement and Amendment with Sky Bank significantly reduces the amount of principal payments required on the Company's long-term debt in fiscal 2003. L.E. Smith is also working with its accounts payable vendors
to  obtain  extended  terms.   Furthermore,  management  has  been  working on
significantly reducing its costs and expenses, including significantly reducing its health insurance costs through a new collective bargaining agreement which it obtained on November 26, 2002 (see Note 8 to the Consolidated Financial Statements) and savings expected from other cost control measures.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2003 - CONTINUED


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

In addition, L.E. Smith must find a way to be closer to the end-user. Today's distribution methods are very expensive for manufacturers. In highly competitive situations, the Company is often unable to sell its products or does so at inadequate margins because of the mark-up required by the retailer. For many years, L.E. Smith has had an on-site factory outlet store that has been profitable. Therefore, the Company has decided on a retail strategy of opening retail stores in several outlet locations over the next year. These stores will be opened both independently and through joint ventures with marketing partners. These retail outlets will do several things to improve our Company. First, it will allow us to improve our margins because we have eliminated several layers of distribution. Second, it allows us to increase our sales volume by taking advantage of an increasing trend in retail markets towards outlet and discount stores, away from pricey shopping malls. In October 2002, the Company acquired retail space for an outlet store in Lancaster, Pennsylvania which it opened in mid-November 2002. However, the sale from this store have been very disappointing due to the poor retail market and inclement weather. The Company will also increase its marketing efforts related to a new line of home building products that it has been developing including glass sinks, glass tiles, and glass blocks, as well as glass used in various architectural projects.

However, there can be no assurance that the Company will be successful in increasing its sales and gross profit and reducing its costs and expenses; nor can there be any assurance that L.E. Smith's creditors will grant the Company extended payment terms. (See Note 2 to the Consolidated Financial Statements.)

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2003 - CONTINUED


The following summarizes the Company's aggregate contractual obligations as of December 31, 2002:

                                                             Total payments due during
                                               Six Months   fiscal years ended June 30,
                                                 Ended      ---------------------------
                                                June 30,     2004      2006      There-
                                       Total      2003      & 2005    & 2007     after
                                      -------    ------     ------    ------    -------
                                                    (Amounts in thousands)
Line of credit(a)                     $ 2,721    $2,721     $   --    $   --    $   --
Long-term notes payable
  - Sky Bank(a)                         1,911        34        737       804       336
  - State of Pennsylvania Machinery
       & Equipment Loan Fund note(b)      322       322         --        --        --
  - Other notes payable                 1,104        30        126       259       689
Present value of capital
  lease obligation                        972        26         88       106       752
Operating leases                        1,424       145        380       276       623
Purchase obligation                        42        42         --        --        --
CEO employment agreement(c)                53        53         --        --        --
Other                                      14        10          4        --        --
                                      -------    ------     ------    ------    ------

Total contractual obligations         $ 8,563    $3,383     $1,335    $1,445    $2,400
                                      =======    ======     ======    ======    ======


(a) L.E. Smith has consistently been unable to repay the overborrowings on its revolving line of credit which are required to be repaid promptly. L.E. Smith was also in arrears on certain payments related to its revolving line of credit and bank term note payable in July and August 2002. In addition, L.E. Smith has not been able to meet certain financial ratios required under the Loan Agreement. On August 23, 2002, L.E. Smith and Sky Bank entered into a Forbearance Agreement and Amendment to L.E. Smith's revolving line of credit and bank term note, whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. As of February 5, 2003, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $729,000, $71,000 below the maximum allowed overborrowings. See previous discussion in this "Liquidity and Capital Resources" section.

(b)  As  of  December  1,  2002,  L.E.  Smith was six months in arrears on its monthly payments on its note payable to PADCED. However, on December 13, 2002, L.E. Smith obtained a six-month deferral of principal payments on this note. In January 2003, the Company paid PADCED all of the past due interest as well as the regular loan payment scheduled for January 1, 2003. However, L.E. Smith has been unable to pay various other liabilities when due as required under the PADCED loan agreement. This condition causes the note payable to PADCED to be subject to immediate demand at the option of the holder. Therefore, the Company has included the entire balance of this note payable in current liabilities at December 31, 2002, as was also required at June 30, 2002.

(c) Under the terms of an agreement with the Company's CEO ("CEO Agreement"), the Company pays its CEO, Jay H. Lustig, an annual salary of $60,000. The CEO Agreement runs for one-year terms which expire on June 30. The CEO Agreement also provides that the Company will pay Mr. Lustig an annual bonus of 10% of the Company's pre-tax profits, if any, derived from all sources, but only to the extent such 10% figure exceeds Mr. Lustig's base salary. Mr. Lustig remains eligible for such bonus for twelve months after termination from the position of CEO. The Company suspended salary payments to Mr. Lustig as of August 16, 2002 but is accruing his salary for future payment when the Company's cash flow improves.




The Company has no other long-term contractual obligations or commercial commitments.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 SECOND QUARTER, FISCAL YEAR 2003 - CONTINUED


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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" . SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective July 1, 2002 for the Company. The adoption of this Statement had no material impact on the financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" . SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of this Statement will have no material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements effective December 31, 2002.

                                   NBI, INC.



Item  3.          Controls  and  Procedures
-------------------------------------------

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

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

     (a)   Exhibits

           10. Agreement between L.E. Smith Glass Company and The American Flint Glassworkers' Union dated November 26, 2002.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 2002 or subsequently.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       NBI,  INC.




February 14, 2003                           By:   /s/ Marjorie A. Cogan
-----------------                           ----------------------------------
     (Date)                                        Marjorie  A.  Cogan
                                               As a duly authorized officer
                                            Chief Financial Officer, Secretary

                                CERTIFICATIONS


             CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF NBI, INC.
                      PURSUANT OF 18 U.S.C. SECTION 1350



I,  Jay  H.  Lustig,  certify  that:

    1.  I have reviewed this quarterly report on Form 10-QSB of NBI, Inc.;

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



     Date:     February  13,  2003                       /s/  JAY  H.  LUSTIG
                                                       -----------------------
                                                           Jay  H.  Lustig
                                                       Chief Executive Officer

             CERTIFICATION OF CHIEF FINANCIAL OFFICER OF NBI, INC.
                       PURSUANT OF 18 U.S.C. SECTION 1350



I,  Marjorie  A.  Cogan,  certify  that:

    1.   I have reviewed this quarterly report on Form 10-QSB of NBI, Inc.;

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

         b. evaluated the effectiveness of NBI, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date" ); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.


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




    Date:  February 13, 2003                     /s/  MARJORIE  A.  COGAN
           -----------------                ----------------------------------
                                                     Marjorie  A.  Cogan
                                            Chief Financial Officer, Secretary

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF NBI, INC.
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the quarterly report of NBI, Inc. on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange
Commission on February 14, 2003 (the "Report" ), Jay H. Lustig, as Chief Executive Officer of NBI, Inc., hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of NBI, Inc.



     Date:   February  13,  2003                     /s/  JAY  H.  LUSTIG
             -------------------                  ----------------------------
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



In connection with the quarterly report of NBI, Inc. on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange
Commission on February 14, 2003 (the "Report"), Marjorie A. Cogan, as Chief Financial Officer of NBI, Inc., hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of her knowledge, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of NBI, Inc.



     Date:  February  13,  2003                   /s/  MARJORIE  A.  COGAN
            -------------------                 ------------------------------
                                                     Marjorie  A.  Cogan
                                                   Chief Financial Officer



This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.