Form 10QSB
period 2003-03-31
NBI INC
filed 2003-05-15
CIK 313518

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-QSB


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003

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

                                                 [X]    YES          [ ]    NO


Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                 [ ]    YES          [X]    NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                                 Outstanding at May 8, 2003
--------------------------------------              --------------------------
Common Stock, par value $.01 per share                      8,103,320

                                   NBI, INC.
                             INDEX TO FORM 10-QSB
                       For Quarter Ended March 31, 2003




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



                                   NBI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)

                                                                          March 31,  June 30,
                                                                            2003       2002
                                                                          --------- ---------
                                                                        (Unaudited) (Audited)
                                            ASSETS
                                            ------
Current assets:
 Cash and cash equivalents                                                $   141   $   199
 Accounts receivable, less allowance for doubtful accounts
   of $291 and $279, respectively                                             680     1,127
 Inventories                                                                2,904     3,262
 Other current assets                                                         107       111
 Current assets of discontinued operations                                     --       151
                                                                          --------  --------
     Total current assets                                                   3,832     4,850


Property, plant and equipment, net                                          7,402     8,054
Note receivable from related party                                          2,228     2,300
Other assets                                                                  309       288
Long-term assets of discontinued operations                                    --         3
                                                                          --------  --------

                                                                          $13,771   $15,495
                                                                          ========  ========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current liabilities:
 Short-term borrowings and current portion of notes payable               $ 4,748   $ 3,435
 Current portion of capital lease obligation                                   51        41
 Accounts payable                                                           2,173     1,827
 Accrued liabilities and other                                                886       722
 Current liabilites of discontinued operations                                 --        31
                                                                          --------  --------
     Total current liabilities                                              7,858     6,056


Long-term liabilities:
 Notes payable                                                              1,027     2,951
 Capital lease obligation                                                     916       947
 Deferred income taxes                                                         64        64
 Postemployment disability benefits                                           104       119
 Deferred gain from sale of real estate, net of taxes                         881       881
                                                                          --------  --------
     Total liabilities                                                     10,850    11,018
                                                                          --------  --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.01 par value; 5,000,000 shares authorized; 507,421 shares of Series A Cumulative Preferred Stock issued and
   outstanding (liquidation preference value of $5,074)                         5         5
 Capital in excess of par value - preferred stock                           4,380     4,380
 Common stock - $.01 par value; 20,000,000 shares authorized;
   10,130,520 shares issued                                                   101       101
 Capital in excess of par value - common stock                              6,566     6,566
 Accumulated deficit                                                       (7,263)   (5,707)
                                                                          --------  --------
                                                                            3,789     5,345
 Less treasury stock, at cost (2,027,200 shares)                             (868)     (868)
                                                                          --------  --------
     Total stockholders' equity                                             2,921     4,477
                                                                          --------  --------

                                                                          $13,771   $15,495
                                                                          ========  ========





                                   See accompanying notes.


                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)

                                                      Three Months Ended  Nine Months Ended
                                                           March 31,          March 31,
                                                         2003     2002     2003      2002
                                                       -------  -------  --------  --------
Revenues:
 Sales                                                 $2,367   $3,303   $ 7,790   $10,011
 Rental and service                                       419      464     1,635     1,717
                                                       -------  -------  --------  --------
                                                        2,786    3,767     9,425    11,728
                                                       -------  -------  --------  --------

Costs and expenses:
 Cost of sales                                          2,423    2,959     7,323     8,210
 Cost of rental and service                               382      385     1,269     1,268
 Marketing, general and administrative                    656      780     1,981     2,363
                                                       -------  -------  --------  --------
                                                        3,461    4,124    10,573    11,841
                                                       -------  -------  --------  --------

 Loss from operations                                    (675)    (357)   (1,148)     (113)

Other income (expense):
 Interest income                                           21       29        83       119
 Other income and expenses, net                            (1)       1        19         4
 Interest expense                                        (109)    (123)     (343)     (392)
                                                       -------  -------  --------  --------
                                                          (89)     (93)     (241)     (269)
                                                       -------  -------  --------  --------


 Loss from continuing operations before income taxes     (764)    (450)   (1,389)     (382)
 Income tax benefit (provision)                            10       (1)        1       (12)
                                                       -------  -------  --------  --------

 Loss before discontinued operations                     (754)    (451)   (1,388)     (394)
 Loss from discontinued operations                         (1)     (91)     (168)     (177)
                                                       -------  -------  --------  --------

 Net loss                                                (755)    (542)   (1,556)     (571)

Dividend requirement on preferred stock                  (128)    (128)     (384)     (384)
                                                       -------  -------  --------  --------

Loss attributable to common stock                      $ (883)  $ (670)  $(1,940)  $  (955)
                                                       =======  =======  ========  ========


Loss per common share - basic and diluted:
 Loss before discontinued operations                   $ (.11)  $ (.07)  $  (.22)  $  (.10)
 Loss from discontinued operations                         --     (.01)     (.02)     (.02)
                                                       -------  -------  --------  --------

 Net loss                                              $ (.11)  $ (.08)  $  (.24)  $  (.12)
                                                       =======  =======  ========  ========


Weighted average number of common
 shares outstanding                                     8,103    8,103     8,103     8,103
                                                       =======  =======  ========  ========





                                   See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                                March 31,
                                                              2003     2002
                                                            --------  ------
Cash flows from operating activities:
 Net loss                                                   $(1,556)  $(571)
 Adjustments to reconcile net loss to net cash
  flow provided by operating activities:
 Depreciation and amortization                                  792     963
 Provision for bad debts and returns                             31      48
 Inventory reserve provisions                                    83      82
 Gain on sales of property and equipment                        (10)     --
 Other                                                          (15)    (14)
 Changes in assets -- decrease (increase):
   Accounts receivable                                          546    (199)
   Inventories                                                  275    (570)
   Other current assets                                          25      31
   Other assets                                                 (14)     (3)
 Changes in liabilities -- increase:
   Accounts payable and accrued liabilities                     457     508
                                                            --------  ------
      Net cash flow provided by operating activities            614     275
                                                            --------  ------

Cash flows from investing activities:
 Collections on note receivable                                  72     163
 Proceeds from sales of property and equipment                   69      --
 Purchases of property and equipment                           (151)   (230)
                                                            --------  ------
      Net cash flow used in investing activities                (10)    (67)
                                                            --------  ------

Cash flows from financing activities:
 Net borrowings (payments) on line of credit                   (299)    399
 Payments on notes payable                                     (311)   (478)
 Payments on capital lease obligation                           (22)    (26)
 Loan costs paid                                                (30)     --
                                                            --------  ------
      Net cash used in financing activities                    (662)   (105)
                                                            --------  ------

Net increase (decrease) in cash and cash equivalents            (58)    103

Cash and cash equivalents at beginning of period                199     270
                                                            --------  ------

Cash and cash equivalents at end of period                  $   141   $ 373
                                                            ========  ======












                            See accompanying notes.

                                   NBI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                       March 31,
                                                                     2003     2002
                                                                     ----     ----
Supplemental disclosures of cash flow information:

 Interest paid                                                       $327     $382
                                                                     ====     ====

 Income taxes paid                                                   $ 18     $  4
                                                                     ====     ====

 Noncash purchases of property, plant and equipment included in
   accounts payable and accrued liabilities at end of period         $ 67     $ 82
                                                                     ====     ====

 Loan fees incurred included in accounts payable at end of period    $ 29     $ --
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

Revenue from sales of products is recognized when title passes, generally when the goods are shipped, except for goods shipped on consignment. Revenue is recognized from products shipped on consignment when the consignee sells the goods. Freight charges billed to customers are included in revenue. Rental and service revenue from the hotel operation is recognized when provided.

On August 19, 1999, the Board of Directors voted to sell the assets of the Company's wholly-owned subsidiary, NBI Properties, Inc. ("NBI Properties"), to an entity that is 100% owned and controlled by its CEO. Therefore, the Company had classified its hotel operation as a discontinued operation at that time. However, as of June 30, 2002, the Company determined that the sale would not be completed within the next twelve months and, therefore the hotel was a continuing operation. The hotel's operations for the three and nine months ended March 31, 2002 have been reclassified to continuing operations. There were no other adjustments in the financial statements as a result of this change. On January 8, 2003, the Board of Directors decided not to renew the license for its decoder business and to exit this business. Therefore, the Company has discontinued its decoder business, and it has separately reported the loss from this segment as discontinued operations for the three and nine months ended March 31, 2003 and 2002 (see Note 3). Certain other items in the fiscal 2002 financial statements have been reclassified to conform to the 2003 manner of presentation.


Note  2  -  Going  Concern  and  Management's  Plan
---------------------------------------------------

L.E. Smith Glass Company ("L.E. Smith"), a wholly-owned subsidiary, has consistently been unable to repay the overborrowings on its revolving line of credit with Sky Bank which are required to be repaid promptly. L.E. Smith was also in arrears on certain payments related to its revolving line of credit and bank term note payable in July and August, 2002. In addition, L.E. Smith has not been able to meet certain financial ratios required under the loan agreement covering L.E. Smith's revolving line of credit and bank term note payable ("Loan Agreement"). However, on August 23, 2002, L.E. Smith and Sky Bank entered into a forbearance agreement and amendment related to L.E. Smith's revolving line of credit and bank term note ("Forbearance Agreement and Amendment"), whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. In conjunction with the Forbearance Agreement and Amendment, the due date of the bank term note was extended to March 5, 2008 with monthly interest only payments allowed for September 5, 2002, and February 5, 2003 through August 5, 2003; monthly principal payments of $34,000 plus interest are due for all other months during the term of the note. Sky Bank has authorized L.E. Smith to exceed its borrowing base by a maximum of $800,000 ("Allowed Overborrowings"). In exchange, Bellevue Partners, L.P. ("Bellevue Partners"), an entity that is 100% owned and controlled by NBI's CEO, has agreed to make unscheduled principal payments totaling $500,000 on its note to the Company's wholly-owned subsidiary, Willowbrook Properties, Inc. ("Willowbrook Properties") from the sale of certain outparcels, and Willowbrook Properties has assigned its
interest  in  these  payments  to  Sky  Bank  ( see Note 15 ).   The  Allowed
Overborrowings will be reduced by the amount of these payments as they are received by the bank. As of May 5, 2003, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $727,000, $73,000 below the maximum Allowed Overborrowings. The Forbearance Agreement prohibits L.E. Smith from making any payments to NBI or any of its
subsidiaries.   The Forbearance Agreement also requires L.E. Smith  to  obtain written agreements with its vendors and other creditors regarding revised payment terms acceptable to the bank by an extended due date of March 5, 2003. L.E. Smith has been working with its vendors and creditors on revised payment terms and is in the process of obtaining written agreements with them. However, L.E. Smith has not been able to obtain written agreements from all of its creditors, including its natural gas supplier ( see Note 9 ). This

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


constitutes an event of default under the Forbearance Agreement which allows the bank, at its option, to demand immediate payment of the entire outstanding bank debt. Therefore, the Company has classified L.E. Smith's entire bank debt as current at March 31, 2003. Management has been in discussions with the bank regarding this situation and is working with the bank towards a mutually acceptable resolution.

As of December 1, 2002, L.E. Smith was six months in arrears on its monthly payments on its note payable to the Pennsylvania Department of Community and Economic Development ("PADCED"). On December 13, 2002, L.E. Smith obtained a six-month deferral of principal payments on this note. In January 2003, L.E. Smith paid PADCED all of the past due interest as well as the regular loan payment scheduled for January 1, 2003. However, L.E. Smith is in arrears on the regular payments scheduled for March, April and May 2003, and has been unable to pay various other liabilities when due as required under the PADCED loan agreement. These conditions cause the note payable to PADCED to be subject to immediate demand at the option of the holder. Therefore, the Company has included the entire balance of this note payable in current liabilities at March 31, 2003, as was also required at June 30, 2002.

The Company has incurred significant losses for the nine months ended March 31, 2003 and during fiscal 2002 and 2001 and had a significant working capital deficit at March 31, 2003 and June 30, 2002. In addition, a large amount of L.E. Smith's accounts payable are significantly past due. These conditions raise substantial doubt about the Company's ability to continue as a going concern, as expressed by our independent auditors in an explanatory paragraph in their audit report dated September 5, 2002, on our June 30, 2002 financial statements. In addition, at March 31, 2003, L.E. Smith was in default on its Forbearance Agreement with Sky Bank and continues to be in default on its PADCED loan agreement. The accompanying Consolidated Financial Statements do not contain any adjustments that might result from the outcome of these uncertainties other than the reclassification of L.E. Smith's bank and PADCED debts to current at March 31, 2003, as was also required at June 30, 2002 for the PADCED note payable. The Forbearance Agreement and Amendment with Sky Bank significantly reduces the amount of principal payments required on L.E. Smith's long-term debt in fiscal 2003. L.E. Smith is also working with its accounts payable vendors to obtain extended terms. Furthermore, management has significantly reduced its costs and expenses, including significantly reducing its health insurance costs through a new collective bargaining agreement which it obtained on November 26, 2002, reductions in workforce and savings from other cost control measures.

The Company also is working on increasing its sales volume and gross profit at L.E. Smith. Due to intense foreign competition and the unfavorable economic conditions in the United States during the last two years, it has been difficult for L.E. Smith to generate sufficient sales volume to allow it to obtain the critical mass required in its production facility for it to be profitable.

L.E. Smith has been in discussions with other glass manufacturers to develop marketing partnerships that would help increase sales volumes for each party. This is possible when the companies offer different types of products and consequently do not directly compete with one another. For example, one company may be an automated glass manufacturer which sells to the mass market, however, their manufacturing plant is not able to handle smaller quantities efficiently. In those situations requiring smaller quantities, they would sell L.E. Smith's handmade products. In return, L.E. Smith could sell some of that company's products to its customers when large quantities were required. In addition, L.E. Smith has the capability to produce colored and decorated glass, whereas another company may have the ability to produce leaded crystal which L.E. Smith does not. Through a marketing partnership, two or three companies become stronger by capitalizing on each other's strength. However, L.E. Smith has not been able to capitalize on any marketing partnerships to-date, because the weak economy has also caused a slowdown in business for the other parties.

In addition, L.E. Smith must find a way to be closer to the end-user. Today's distribution methods are very expensive for manufacturers. In highly competitive situations, L.E. Smith is often unable to sell its products or does so at inadequate margins because of the mark-up required by the retailer. For many years, L.E. Smith has had an on-site factory outlet store that has been profitable. Therefore, L.E. Smith decided on a retail strategy of opening retail stores in several outlet locations over the next year. These stores will be opened both independently and through joint ventures with marketing partners. These retail outlets are expected to do several things to
improve  L.E.  Smith.    First,

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


it would improve gross margins due to the elimination of several layers of distribution. Second, it would increase sales volume by taking advantage of an increasing trend in retail markets towards outlet and discount stores, away from pricey shopping malls. In October 2002, L.E. Smith acquired retail space for an outlet store in Lancaster, Pennsylvania which it opened in mid-November 2002. Sales from this store have been very disappointing due to the poor retail market and several months of inclement weather. In an effort to increase the sales of the Lancaster store, L.E. Smith has retained the services of a merchandising and advertising consultant, as of April 1, 2003. Due to the poor results from its Lancaster store, L.E. Smith has delayed its pursuit of any additional outlet locations at this time. L.E. Smith has also increased its marketing efforts related to food service and hospitality products as well as glass blocks used in various architectural projects. In addition, L.E. Smith is exploring a direct marketing channel for one of its newer product lines because it believes this would be more successful than using traditional distribution methods for these products.

There can be no assurance that the bank will continue to work with the Company towards a mutually acceptable resolution and not demand immediate payment of all of L.E. Smith's bank debt; nor can there be any assurance that L.E. Smith's other note will not be called for immediate payment. Furthermore, there can be no assurance that L.E. Smith will be successful in increasing its sales and gross profit; nor can there be any assurance that L.E. Smith's creditors will grant it extended payment terms.


Note  3  -  Discontinued  Operations
------------------------------------

The Company's master license related to its decoder business expired on September 30, 2002. During the second quarter of fiscal 2003, the Company obtained a nonexclusive licence from the master licensor covering NBI and its existing sublicensees for the period October 1 through December 31, 2002, while it continued negotiations on revised terms for the second renewal period under the master license. The Company was unable to negotiate acceptable renewal terms for the license and, consequently, on January 8, 2003, the Board of Directors decided not to renew the license and to exit its decoder business. Therefore, the Company has discontinued its decoder business, and it has separately reported the loss from this segment as discontinued operations as follows:

                                      Three months ended   Nine months ended
                                          March 31,            March 31,
                                         2003   2002          2003    2002
                                        ------ ------        ------  ------
                                               (Amounts in thousands)
 Revenues from discontinued operations   $--    $ 13         $  21   $  39
                                         ====   =====        ======  ======

 Loss from discontinued operations
    before income taxes                  $(1)   $(91)        $(168)  $(177)
 Income tax benefit (provision)           --      --            --      --
                                         ----   -----        ------  ------

 Net loss from discontinued operations   $(1)   $(91)        $(168)  $(177)
                                         ====   =====        ======  ======


There were minimal expenses associated with exiting this business, all of which were incurred in the third quarter of fiscal 2003. The Company does not expect to incur any additional expenses associated with its decoder business. There were no assets or liabilities of discontinued operations at March 31, 2003.


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
-----------------------

Inventories are comprised of the following amounts, which are presented net of reserves totaling $281,000 and $198,000 at March 31, 2003 and June 30, 2002, respectively:

                                                  March 31,  June 30,
                                                    2003       2002
                                                   ------     ------
            Raw materials                          $  476     $  590
            Work in process                           570        638
            Finished goods                          1,841      2,017
            Food and beverage inventory                17         17
                                                   ------     ------

                                                   $2,904     $3,262
                                                   ======     ======



Note  6  -  Note  Receivable  from  Related  Party
--------------------------------------------------

In conjunction with the sale of the land and construction-in-progress of Willowbrook Properties, on December 17, 1999, the Company received a note receivable in the amount of $2.7 million from Bellevue Partners, an entity which is 100% owned and controlled by NBI's CEO (see Note 15). The note bears interest at the rate of two-year Treasury Notes plus 200 basis points with a rate of 5.05% determined on December 31, 2001 for all of calendar 2002, a rate of 3.602% determined on December 31, 2002 for all of calendar 2003, and the rate to be redetermined each succeeding December 31 for the following calendar year's rate. The note is collateralized by a second security interest in the property and is payable in quarterly installments of interest only with the entire outstanding principal balance plus any accrued but unpaid interest to be paid in full on December 31, 2006. On August 23, 2002 Willowbrook Properties assigned its rights to $500,000 of future payments on the note receivable to Sky Bank (see Notes 2 and 15). At March 31, 2003, the note receivable balance was $2,228,000.


Note  7  -  Income  Taxes
-------------------------

The Company recorded income tax benefits of $10,000 and $1,000 for the three and nine months ended March 31, 2003. Income tax provisions of $1,000 and $12,000, respectively, were recorded for the same periods in the prior fiscal year. These benefits and provisions include state and other income taxes and are based upon book income. The net deferred tax assets arising from the pre-tax losses incurred for the nine months ended March 31, 2003 have been fully allowed for because the Company has not been able to determine that it is more likely than not that such deferred tax assets will be realized.

In accordance with fresh start accounting, which was adopted as of April 30, 1992, and as a result of the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code, utilization of any income tax benefit from pre-reorganization net operating losses is not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. No pre-reorganization net operating losses were utilized for the three or nine months ended March 31, 2003 or 2002.


Note  8  -  Deferred  Gain  from  Sale  of  Operation
-----------------------------------------------------

The Company has accounted for the sale of a majority of the assets of Willowbrook Properties in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate". The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of $48,000 and net of approximately $40,000 of related income taxes. (See Note 15.)

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note  9  -  Contingencies
-------------------------

Historically, L.E. Smith has purchased natural gas under long-term contracts, at a fixed cost per unit with no minimum volume requirements. L.E. Smith's most recent contract expired on September 30, 2002 and due to L.E. Smith's poor financial condition, it has been unable to obtain a contract for fixed natural gas prices. Therefore, L.E. Smith has been purchasing its natural gas on a month-to-month basis with its supplier. In November 2002, L.E. Smith reached a verbal agreement regarding the purchase price for its natural gas. However, since December 1, 2002, the supplier has been charging a significantly higher rate than had been agreed upon. L.E. Smith is disputing approximately $163,000 of natural gas charges in excess of the verbally agreed-upon rate. The full amount of natural gas costs billed by its supplier has been recorded and included in cost of sales and accounts payable at March 31, 2003. Because L.E. Smith does not have a contract for fixed natural gas prices, the rates it will be charged for future consumption may vary significantly and may not be limited. This could have a material adverse impact on the Company's financial condition.


Note  10  -  Stockholders'  Equity
----------------------------------

The Company has authorized 20,000,000 shares of $.01 par value common stock. At March 31, 2003, 10,130,520 shares were issued including 2,027,200 held in treasury. Therefore, the Company had 8,103,320 shares issued and outstanding at March 31, 2003. At March 31, 2003, 1 million registered common stock purchase warrants at $1.20 per share issued in conjunction with the Company's preferred stock offering in fiscal 1999 were outstanding. The Company has authorized 5,000,000 shares of preferred stock with a par value of $.01 per share, and has designated 2,000,000 preferred shares as Series A Cumulative Preferred Stock. At March 31, 2003, 507,421 registered shares of Series A Cumulative Preferred Stock were issued and outstanding.

The  Company  reported  dividend  requirements  of  $128,000  and  $384,000 attributable to its preferred stock for each of the three and nine month periods ended on March 31, 2003 and 2002. On September 3, 1999, $252,000 in dividends were paid, consisting of $182,000 in cash and 7,421 in additional shares of preferred stock, valued at $70,000, per the elections of the holders. No dividends have been declared or paid subsequently. Cumulative unpaid dividends totaled approximately $1,922,000 as of March 31, 2003.


Note  11  -  Income  (Loss)  Per  Common  Share
-----------------------------------------------

NBI calculates earnings (loss) per share in accordance with SFAS No. 128, which provides for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

Because the Company incurred a net loss attributable to common stockholders for each of the three and nine month periods ended March 31, 2003 and 2002, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive. The options and warrants outstanding at March 31, 2003 were as follows:


                                        Number
                  Exercise          Outstanding at
                   Price            March 31, 2003
                   -----            --------------
             Stock options:
                   $ .22                 350,000
                   $ .38                 201,000
                   $ .77                 400,000
             Warrants:
                   $1.20               1,000,000
                                       ---------

                                       1,951,000
                                       =========

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 12  -  Stock  Options
--------------------------

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123". This statement amends SFAS No. 123, "Accounting for Stock - Based Compensation ", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock - based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements effective December 31, 2002.

The following provides pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method as required by SFAS No. 148.

                                        Three months ended  Nine months ended
                                             March 31,          March 31,
                                           2003    2002       2003     2002
                                          ------  ------    --------  ------
                                               (Amounts in thousands)

 Net loss attributable to common
   stockholders - as reported             $(883)  $(670)    $(1,940)  $(955)
                                          ======  ======    ========  ======

 Net loss attributable to common
   stockholders - proforma                $(884)  $(672)    $(1,944)  $(958)
                                          ======  ======    ========  ======


 Net loss per common share - as reported  $(.11)  $(.08)    $  (.24)  $(.12)
                                          ======  ======    ========  ======

 Net loss per common share - proforma     $(.11)  $(.08)    $  (.24)  $(.12)
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




Note  13  -  Seasonal  Variations  of  Operations
-------------------------------------------------

L.E. Smith: Excluding the effect of its significant customer, L.E. Smith typically has its strongest revenue performance during the first and second fiscal quarters due to seasonal variations. Generally, the third and fourth fiscal quarters'revenues from L.E. Smith are moderately to significantly lower than in the first and second quarters. However, historically these trends have been materially affected by fluctuations in the timing of orders from its significant customer, which do not have consistent trends. In fiscal 2002, L.E. Smith did not experience the seasonal increase in sales during its first and second quarters as seen historically, due to the slow economy. L.E. Smith experienced a substantial decline in revenues during the first quarter of fiscal 2003 primarily related to cash constraints imposed on L.E. Smith by its bank due to its ongoing overborrowed position until August 23, 2002 when L.E. Smith obtained the Forbearance Agreement from the bank. These cash constraints severely limited L.E. Smith's ability to produce and ship goods during that time period.

                                   NBI, INC.
           SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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


Note  14  -  Segment  Reporting
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

                                                              Corporate,
                                      Glass         Hotel     Other, and   Consolidated
                                  Manufacturing  Operations  Eliminations      Total
                                  -------------  ----------  ------------  ------------
Three Months Ended March 31, 2003:

 Revenues from external customers    $ 2,367      $  419       $   --        $ 2,786
                                     ========     =======      =======       ========

 Operating loss                      $  (535)     $  (75)      $  (65)       $  (675)
                                     ========     =======      =======       ========


Three Months Ended March 31, 2002:

 Revenues from external customers    $ 3,303      $  464       $   --        $ 3,767
                                     ========     =======      =======       ========

 Operating loss                      $  (258)     $  (39)      $  (60)       $  (357)
                                     ========     =======      =======       ========


Nine Months Ended March 31, 2003:

 Revenues from external customers    $ 7,790      $1,635       $   --        $ 9,425
                                     ========     =======      =======       ========

 Operating loss                      $  (927)     $  (23)      $ (198)       $(1,148)
                                     ========     =======      =======       ========

 Total assets at March 31, 2003      $ 9,498      $2,423       $1,850        $13,771
                                     ========     =======      =======       ========


Nine Months Ended March 31, 2002:

 Revenues from external customers    $10,011      $1,717       $   --        $11,728
                                     ========     =======      =======       ========

 Operating profit (loss)             $    (2)     $   65       $ (176)       $  (113)
                                     ========     =======      =======       ========

 Total assets at March 31, 2002      $11,725      $2,896       $1,695        $16,316
                                     ========     =======      =======       ========






Note  15  -  Related  Party  Transactions
-----------------------------------------

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

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


On December 17, 1999, the Company closed on the sale of a majority of the assets of Willowbrook Properties, to Bellevue Partners, an entity which is 100% owned and controlled by NBI's CEO. The Company has accounted for the sale in accordance with SFAS No. 66, "Accounting for Sales of Real Estate". The terms of the sale do not meet the requirements of SFAS No. 66 for recognition of gain until the purchase price is paid in full in cash. Consequently, the Company recorded a deferred gain on the sale of $881,000 during fiscal 2000, which is net of selling expenses of approximately $48,000 and net of approximately $40,000 of related income taxes. The Company obtained a note receivable from Bellevue Partners in conjunction with this
transaction.    (See  Notes  6  and  8.)

In conjunction with L.E. Smith's Forbearance Agreement and Amendment, Sky Bank has authorized L.E. Smith to exceed its borrowing base by a maximum of $800,000. In exchange, Bellevue Partners has agreed to make unscheduled principal payments totaling $500,000 on its note to Willowbrook Properties from the sale of certain outparcels, and Willowbrook Properties has assigned its interest in these payments to Sky Bank. The Allowed Overborrowings will be reduced by the amount of these payments as they are received by the bank. (See Notes 2 and 6.)

The Company believes that these transactions were in its best interests, were on terms no less favorable to the Company than could be obtained from unaffiliated third parties and were in connection with bona fide business purposes of the Company.


Note  16  -    Recent  Accounting  Pronouncements
-------------------------------------------------

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company voluntarily adopted SFAS No. 144 early, effective July 1, 2001. The adoption of this Statement had no material impact on the financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement during the quarter ended March 31, 2003. The adoption of this statement had no material impact on the financial statements.

                                   NBI, INC.
            SUPPLEMENTARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements effective December 31, 2002 (see Note 12).

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THIRD QUARTER, FISCAL YEAR 2003


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

                                   NBI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2003 - CONTINUED


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

Revenue Recognition: The Company recognizes revenue from sales of products when title passes, generally when the goods are shipped, except for goods shipped on consignment. Revenue is recognized from products shipped on consignment when the consignee sells the goods. Freight charges billed to customers are included in revenue. Rental and service revenue from the hotel operation is recognized when provided.


RESULTS  OF  OPERATIONS

Sales revenue totaled $2,367,000 for the three months ended March 31, 2003, compared to sales revenue of $3,303,000 for the same period in the prior fiscal year, reflecting a decline of $936,000, or 28.3% including a decrease of $222,000 in revenues to a home-party customer that was new in fiscal 2002, a decline of $69,000 in sales to L.E. Smith's significant customer, a decrease of $119,000 in sales to one of its larger specialty store customers and large decreases in sales to many other customers. The decreased revenues in the third quarter of fiscal 2003 resulted from the poor economy, including the effects of concern over the situation in Iraq, combined with sales momentum and customer confidence lost due to the period of severe financial difficulties before L.E. Smith obtained the Forbearance Agreement with its bank on August 23, 2002. Sales revenue totaled $7,790,000 for the nine months ended March 31, 2003 compared to sales revenue of $10,011,000 for the same period in the prior fiscal year reflecting a decrease of $2,221,000, or 22.2%. L.E. Smith has experienced significant declines in revenues to most of its customers, particularly specialty and retail stores, as well as a decrease in the number of active customers. In addition to declines resulting from the poor economy and the decrease in sales momentum and customer confidence, L.E. Smith experienced a substantial decline in revenues during July and August of 2002 compared to the prior year primarily because Sky Bank tightly restricted L.E. Smith's borrowings under its line of credit due to its ongoing overborrowed position until August 23, 2002 when L.E. Smith obtained the Forbearance Agreement from the bank. These cash constraints severely limited L.E. Smith's ability to produce and ship goods during that time period. In addition, L.E. Smith closed one retail outlet in September and has had poor results from its new Lancaster store which opened in mid-November. The decreased sales for the nine months ended March 31, 2003 compared to 2002 included a decline of $77,000 in sales to its significant customer, a decrease of $316,000 in sales to one of its larger specialty store customers and a decline of $125,000 in sales to one its larger department store customers. However, L.E. Smith did experience an increase of $95,000 in sales to a home-party customer that was new in fiscal 2002.

Rental and service revenues totaled $419,000 for the third quarter of fiscal 2003, a decrease of $45,000, or 9.7% compared to $464,000 for the same period in the prior fiscal year. Fiscal year-to-date, rental and service revenues totaled $1,635,000, a decrease of $82,000 or 4.8% compared to $1,717,000 for the nine months ended March 31, 2002. These decreases resulted primarily from a moderate decrease in the occupancy rate during the second and third quarters of fiscal 2003, partially offset by a slight increase in the average daily room rate. The decline in occupancy rates was primarily due to the poor economy as well as several months of inclement weather during the second and third quarters of fiscal 2003. The occupancy rate was 51.5% and 66.3% for the three and nine months ended March 31, 2003 compared to 57.1% and 70.9% for the same periods in the prior fiscal year. In addition to the effect of the decreased occupancy rates, the restaurant business also declined for the third quarter of fiscal 2003 compared to 2002 because Easter Sunday occurred in April 2003 whereas it was included in the third quarter of fiscal 2002.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2003 - CONTINUED


Cost of sales as a percentage of related revenue was 102.4% for the quarter ended March 31, 2003, compared to 89.6% for the same period in fiscal 2002. For the nine months ended March 31, 2003 and 2002, cost of sales as a percentage of related revenue was 94.0% compared to 82.0%. The resulting decline in gross margin for the three and nine months ended March 31, 2003 compared to the same periods in fiscal 2002 was primarily due to substantially lower sales volume available to cover fixed costs, increased sales discounting, and higher utilities expenses (increases of $128,000 and $52,000, respectively) resulting from L.E. Smith's inability to obtain a long-term contract for its natural gas requirements (see below). However, these items were partially offset by significant declines in other expenses during the three and nine months ended March 31, 2003 compared to the same periods in fiscal 2002, resulting from lower activity and cost controls including (i) substantially lower labor costs related to a reduction in the average factory headcount of approximately 29%; (ii) declines of $38,000 and $97,000, respectively, in factory supplies, repairs and general expenses; and (iii) decreases of $102,000 and $63,000, respectively, in insurance expenses due to continued
reductions  in  manufacturing  headcount,   as  well  as  an  increase  in the
employees' portion of health insurance premiums effective December 1, 2002, resulting from a new union contract, partially offset by insurance cost increases. In addition, L.E. Smith had decreases of $68,000 and $185,000, respectively, in depreciation expense, as many of its assets became fully depreciated in August 2002.

Historically, L.E. Smith has purchased natural gas under long-term contracts, at a fixed cost per unit with no minimum volume requirements. L.E. Smith's most recent contract expired on September 30, 2002 and due to L.E. Smith's poor financial condition, it has been unable to obtain a contract for fixed natural gas prices. Therefore, L.E. Smith has been purchasing its natural gas on a month-to-month basis with its supplier. In November 2002, L.E. Smith reached a verbal agreement regarding the purchase price for its natural gas. However, since December 1, 2002, the supplier has been charging a significantly higher rate than had been agreed upon. L.E. Smith is disputing approximately $163,000 of natural gas charges in excess of the verbally agreed-upon rate. The full amount of natural gas costs billed by its supplier has been recorded and included in cost of sales and accounts payable at March 31, 2003. Because L.E. Smith does not have a contract for fixed natural gas prices, the rates it will be charged for future consumption may vary significantly and may not be limited. This could have a material adverse impact on the Company's financial condition. (See Note 9).

As noted above, L.E. Smith reported negative gross margin of $56,000, or 2.4%, for the third quarter of fiscal 2003. However, the natural gas charges included in cost of sales for the third quarter of fiscal 2003 are significantly higher than would be incurred with a long-term market rate and have been recorded as period costs, not capitalized as part of L.E. Smith's inventory. The Company believes that its inventory is properly stated at the lower of cost or market and no adjustment to the carrying value of inventory is required at March
31, 2003.

Cost of rental and service as a percentage of related revenue was 91.2% for the third quarter of fiscal 2003 compared to 83.0% for the third quarter of fiscal 2002. For the nine months ended March 31, 2003 and 2002, cost of rental and service as a percentage of related revenue was 77.6% compared to 73.9%. The related declines in gross margin resulted from the decreased revenue during the second and third quarters of fiscal 2003, as well as general cost increases partially offset by lower depreciation expense, as many of the hotel's assets became fully depreciated in August 2002.

Marketing, general and administrative expenses totaled $656,000 and $1,981,000 for the three and nine months ended March 31, 2003, respectively, compared to $780,000 and $2,363,000 for the same periods in fiscal 2002, reflecting decreases of $124,000, or 15.9%, and $382,000, or 16.2%, respectively. The decreases were primarily due to significantly lower sales commissions (decreases of $60,000 and $132,000, respectively), related to the decline in sales revenue, the sales mix and increased price discounting, and significant savings from lower activity and cost control measures, including (i) decreases totaling $48,000 and $94,000, respectively, for payroll and related expenses, and (ii) declines of $23,000 and $52,000, respectively, in L.E. Smith's advertising, catalog and gift show expenses.

Interest income totaled $21,000 and $83,000 for the three and nine months ended March 31, 2003 compared to $29,000 and $119,000 for the same periods in the prior fiscal year. The decrease was primarily due to a decline in the average interest rate and average balance outstanding on the note receivable from a related party.

Interest expense totaled $109,000 and $343,000 for the three and nine months ended March 31, 2003 compared to $123,000 and $392,000 for the same periods in the prior fiscal year. The decrease was primarily due to lower interest rates, related to declines in the prime rate, and a lower average balance of debt outstanding, partially offset by a 1% increase in interest rates effective October 1, 2001 (from prime to prime plus 1%) on L.E. Smith's bank financing due to its failure to meet certain financial ratios during fiscal 2001.

                                   NBI,  INC.
                   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2003 - CONTINUED


The Company recorded income tax benefits of $10,000 and $1,000 for the three and nine months ended March 31, 2003. Income tax provisions totaling $1,000 and $12,000 were recorded for the same periods in the prior fiscal year. These benefits and provisions include state and other income taxes and are based upon book income. The net deferred tax assets arising from the pre-tax losses incurred for the nine months ended March 31, 2003 have been fully allowed for because the Company has not been able to determine that it is more likely than not that such deferred tax assets will be realized. In accordance with fresh-start accounting, the income tax provisions recorded include non-cash charges to the extent that the Company expects to use its pre-reorganization net operating loss carryforwards. These charges are reported as an addition to capital in excess of par value, rather than as a credit through the income tax provision. There were no non-cash components included in the income tax benefit and provision for the nine months ended March 31, 2003 or 2002.


DISCONTINUED  OPERATIONS

On August 19, 1999, the Board of Directors voted to sell the assets of the Company's wholly-owned subsidiary, NBI Properties, to an entity that is 100% owned and controlled by its CEO. Therefore, the Company had classified its hotel operation as a discontinued operation at that time. However, as of June 30, 2002, the Company determined that the sale would not be completed within the next twelve months and, therefore the hotel was a continuing operation. The hotel's operations for the three and nine months ended March 31, 2002 were reclassified to continuing operations. There were no other adjustments in the financial statements as a result of this change.

The Company's master license related to its decoder business expired on September 30, 2002. During the second quarter of fiscal 2003, the Company obtained a nonexclusive licence from the master licensor covering NBI and its existing sublicensees for the period October 1 through December 31, 2002, while it continued negotiations on revised terms for the second renewal period under the master license. The Company was unable to negotiate acceptable renewal terms for the license and, consequently, on January 8, 2003, the Board of Directors decided not to renew the license and to exit its decoder business. Therefore, the Company has discontinued its decoder business, and it has separately reported the loss from this segment as discontinued operations for the three and nine months ended March 31, 2003 and 2002.

There were no revenues from discontinued operations for the third quarter of fiscal 2003 compared to revenues of $13,000 for the third quarter of fiscal 2002. Revenues from discontinued operations totaled $21,000 and $39,000 for the nine months ended March 31, 2003 and 2002, respectively. The Company recorded net losses from discontinued operations of $1,000 and $168,000 for the three and nine months ended March 31, 2003 compared to net losses from discontinued operations of $91,000 and $177,000 for the three and nine months ended March 31, 2002, respectively. There were minimal expenses associated with exiting the decoder business, all of which were incurred in the third quarter of fiscal 2003. The Company does not expect to incur any additional expenses associated with its decoder business. There were no assets or liabilities of discontinued operations at March 31, 2003.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's total assets decreased $1.7 million to $13.8 million at March 31, 2003 from $15.5 million at June 30, 2002. The decrease was primarily due to significant decreases in accounts receivable, due to the decline in sales, inventory, resulting from low production related to cash constraints, and property, plant and equipment, primarily related to depreciation. The Company had working capital deficits of $4,026,000 and $1,206,000 at March 31, 2003 and June 30, 2002, respectively. The increase of $2,820,000 in the working capital deficit was primarily due to the reclassification of $1.6 million of L.E. Smith's bank debt to current at March 31, 2003 resulting from its default under the terms of the Forbearance Agreement, as well as the resources required to fund the loss and note payments during the nine months ended March 31, 2003.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2003 - CONTINUED


The Company significantly reduced its capital expenditures during fiscal 2002 and during fiscal 2003 and did not have any significant construction-in-progress outstanding at March 31, 2003. The Company plans to continue restricting its capital expenditures.

The Company expects its working capital requirements in the next fiscal year to be met by internally generated funds including interest income and unscheduled principal payments on the note receivable from a related party. The hotel's bank loan agreement indirectly limits the amount of cash distributions it can make to the parent company through a covenant requiring the maintenance of a minimum cash flow to debt service ratio. Short-term borrowings under an existing line of credit can also be used for L.E. Smith's working capital requirements. However, L.E. Smith has consistently been unable to repay the overborrowings on its revolving line of credit which are required to be repaid promptly. L.E. Smith was also in arrears on certain payments related to its revolving line of credit and bank term note payable in July and August, 2002. In addition, L.E. Smith has not been able to meet certain financial ratios required under the Loan Agreement covering L.E. Smith's revolving line of credit and bank term note payable. Then, on August 23, 2002, L.E. Smith and Sky Bank entered into a Forbearance Agreement and Amendment related to L.E. Smith's revolving line of credit and bank term note, whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. In conjunction with the Forbearance Agreement and Amendment, the due date of the bank term note was extended to March 5, 2008 with monthly interest only payments allowed for September 5, 2002, and February 5, 2003 through August 5, 2003; monthly principal payments of $34,000 plus interest are due for all other months during the term of the note. Sky Bank has authorized L.E. Smith to exceed its borrowing base by a maximum of $800,000. In exchange, Bellevue Partners has agreed to make unscheduled principal payments totaling $500,000 on its note to Willowbrook Properties from the sale of certain outparcels, and Willowbrook Properties has assigned its interest in these payments to Sky Bank. The Allowed Overborrowings will be reduced by the amount of these payments as they are received by the bank. As of May 5, 2003, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $727,000, $73,000 below the maximum Allowed Overborrowings. The Forbearance Agreement prohibits L.E. Smith from making any payments to NBI or any of its subsidiaries. The Forbearance Agreement also requires L.E. Smith to obtain written agreements with its vendors and other creditors regarding revised payment terms acceptable to the bank by an extended due date of March 5, 2003. L.E. Smith has been working with its vendors and creditors on revised payment terms and is in the process of obtaining written agreements with them. However, L.E. Smith has not been able to obtain written agreements from all of its creditors, including its natural gas supplier (see Note 9). This constitutes an event of default under the Forbearance Agreement which allows the bank, at its option, to demand immediate payment of the entire outstanding bank debt. Therefore, the Company has classified L.E. Smith's entire bank debt as current at March 31, 2003. Management has been in discussions with the bank regarding this situation and is working with the bank towards a mutually acceptable resolution. (See Note 2 to the Consolidated Financial Statements.)

As of December 1, 2002, L.E. Smith was six months in arrears on its monthly payments on its note payable to PADCED. On December 13, 2002, L.E. Smith obtained a six-month deferral of principal payments on this note. In January 2003, L.E. Smith paid PADCED all of the past due interest as well as the regular loan payment scheduled for January 1, 2003. However, L.E. Smith is in arrears on the regular payments scheduled for March, April and May 2003, and has been unable to pay various other liabilities when due as required under the PADCED loan agreement. These conditions cause the note payable to PADCED to be subject to immediate demand at the option of the holder. Therefore, the Company has included the entire balance of this note payable in current liabilities at March 31, 2003, as was also required at June 30, 2002. (See
Note  2  to  the  Consolidated  Financial  Statements.)

The Company has incurred significant losses for the nine months ended March 31, 2003 and during fiscal 2002 and 2001 and had a significant working capital deficit at March 31, 2003 and June 30, 2002. In addition, a large amount of L.E. Smith's accounts payable are significantly past due. These conditions raise substantial doubt about the Company's ability to continue as a going concern, as expressed by our independent auditors in an explanatory paragraph in their audit report dated September 5, 2002, on our June 30, 2002 financial statements. In addition, at March 31, 2003, L.E. Smith was in default on its Forbearance Agreement with Sky Bank and continues to be in default

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2003 - CONTINUED


on its PADCED loan agreement. The accompanying Consolidated Financial Statements do not contain any adjustments that might result from the outcome of these uncertainties other than the reclassification of L.E. Smith's bank and PADCED debts to current at March 31, 2003, as was also required at June 30, 2002 for the PADCED note payable. The Forbearance Agreement and Amendment with Sky Bank significantly reduces the amount of principal payments required on L.E. Smith's long-term debt in fiscal 2003. L.E. Smith is also working with its accounts payable vendors to obtain extended terms. Furthermore, management has significantly reduced its costs and expenses, including significantly reducing its health insurance costs through a new collective bargaining agreement which it obtained on November 26, 2002, reductions in workforce and savings from other cost control measures.

The Company also is working on increasing its sales volume and gross profit at L.E. Smith. Due to intense foreign competition and the unfavorable economic conditions in the United States during the last two years, it has been difficult for L.E. Smith to generate sufficient sales volume to allow it to obtain the critical mass required in its production facility for it to be profitable.

L.E. Smith has been in discussions with other glass manufacturers to develop marketing partnerships that would help increase sales volumes for each party. This is possible when the companies offer different types of products and consequently do not directly compete with one another. For example, one company may be an automated glass manufacturer which sells to the mass market, however, their manufacturing plant is not able to handle smaller quantities efficiently. In those situations requiring smaller quantities, they would sell L.E. Smith's handmade products. In return, L.E. Smith could sell some of that company's products to its customers when large quantities were required. In addition, L.E. Smith has the capability to produce colored and decorated glass, whereas another company may have the ability to produce leaded crystal which L.E. Smith does not. Through a marketing partnership, two or three companies become stronger by capitalizing on each other's strength. However, L.E. Smith has not been able to capitalize on any marketing partnerships to-date, because the weak economy has also caused a slowdown in business for the other parties.

In addition, L.E. Smith must find a way to be closer to the end-user. Today's distribution methods are very expensive for manufacturers. In highly competitive situations, L.E. Smith is often unable to sell its products or does so at inadequate margins because of the mark-up required by the retailer. For many years, L.E. Smith has had an on-site factory outlet store that has been profitable. Therefore, L.E. Smith decided on a retail strategy of opening retail stores in several outlet locations over the next year. These stores will be opened both independently and through joint ventures with marketing partners. These retail outlets are expected to do several things to improve L.E. Smith. First, it would improve gross margins due to the elimination of several layers of distribution. Second, it would increase sales volume by taking advantage of an increasing trend in retail markets towards outlet and discount stores, away from pricey shopping malls. In
October 2002, L.E. Smith acquired retail space for an outlet store in Lancaster, Pennsylvania which it opened in mid-November 2002. Sales from this store have been very disappointing due to the poor retail market and inclement weather. In an effort to increase the sales of the Lancaster store, L.E. Smith has retained the services of a merchandising and advertising consultant, as of April 1, 2003. Due to the poor results from its Lancaster store, L.E. Smith has delayed pursuit of any additional outlet locations at this time. L.E. Smith has also increased its marketing efforts related to food service and hospitality products as well as glass blocks used in various architectural projects. In addition, L.E. Smith is exploring a direct marketing channel for one of its newer product lines because it believes this would be more successful than using traditional distribution methods for these products.

There can be no assurance that the bank will continue to work with the Company towards a mutually acceptable resolution and not demand immediate payment of all of L.E. Smith's bank debt; nor can there be any assurance that L.E. Smith's other note will not be called for immediate payment. Furthermore, there can be no assurance that L.E. Smith will be successful in increasing its sales and gross profit and reducing its costs and expenses; nor can there be any assurance that L.E. Smith's creditors will grant it extended payment
terms.    (See  Note  2  to  the  Consolidated  Financial  Statements.)

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2003 - CONTINUED


The following summarizes the Company's aggregate contractual obligations as of March 31, 2003:

                                                                   Total payments due during
                                                   Three          fiscal years ended June 30,
                                                Months Ended   --------------------------------
                                                  June 30,        2004       2006     There-
                                        Total       2003         & 2005     & 2007     after
                                      --------   ----------     --------   --------   --------
                                                        (Amounts  in  thousands)
Line of credit(a)                     $ 2,502      $2,502         $ --       $ --      $   --
Long-term notes payable
  - Sky Bank(a)                         1,877       1,877           --         --          --
  - State of Pennsylvania Machinery
     & Equipment Loan Fund note(b)        309         309           --         --          --
  - Other notes payable                 1,087          13          126        259         689
Present value of capital
  lease obligation                        967          20           88        106         753
Operating leases                        1,365          87          380        276         622
Purchase obligation                        42          42           --         --          --
CEO employment agreement(c)                50          50           --         --          --
Other                                      14          10            4         --          --
                                      -------      ------         ----       ----      ------

Total contractual obligations         $ 8,213      $4,910         $598       $641      $2,064
                                      =======      ======         ====       ====      ======


(a) L.E. Smith has consistently been unable to repay the overborrowings on its revolving line of credit which are required to be repaid promptly. L.E. Smith was also in arrears on certain payments related to its revolving line of credit and bank term note payable in July and August 2002. In addition, L.E. Smith has not been able to meet certain financial ratios required under the Loan Agreement. However, on August 23, 2002, L.E. Smith and Sky Bank entered into a Forbearance Agreement and Amendment to L.E. Smith's revolving line of credit and bank term note, whereby Sky Bank has agreed to forbear from exercising its rights and remedies with respect to the existing defaults by L.E. Smith under the Loan Agreement provided there is no event of default by L.E. Smith under the terms of the Forbearance Agreement which expires on July 7, 2003. As of May 5, 2003, the borrowings under L.E. Smith's revolving line of credit exceeded the allowed borrowing base by $727,000, $73,000 below the
maximum  allowed  overborrowings.    L.E.  Smith  has  not been able to obtain
written agreements from all of its creditors, including its natural gas supplier, which were required to be obtained by the extended due date of March 5, 2003. This constitutes an event of default under the Forbearance Agreement which allows the bank, at its option, to demand immediate payment of the entire outstanding debt. Therefore, the Company has classified L.E. Smith's
entire  bank  debt  as  current  at  March  31,  2003.   Management has been in
discussions with the bank regarding this situation and is working with the bank towards a mutually acceptable resolution. See previous discussion in this "Liquidity and Capital Resources" section.

(b) As of December 1, 2002, L.E. Smith was six months in arrears on its monthly payments on its note payable to PADCED. On December 13, 2002, L.E. Smith obtained a six-month deferral of principal payments on this note. In January 2003, L.E. Smith paid PADCED all of the past due interest as well as the regular loan payment scheduled for January 1, 2003. However, L.E. Smith is in arrears on the regular payments scheduled for March, April and May 2003, and has been unable to pay various other liabilities when due as required under the PADCED loan agreement. These conditions cause the note payable to PADCED to be subject to immediate demand at the option of the holder. Therefore, the Company has included the entire balance of this note payable in current liabilities at March 31, 2003, as was also required at June 30, 2002.

(c) Under the terms of an agreement with the Company's CEO ("CEO Agreement"), the Company pays its CEO, Jay H. Lustig, an annual salary of $60,000. The CEO Agreement runs for one-year terms which expire on June 30. The CEO Agreement also provides that the Company will pay Mr. Lustig an annual bonus of 10% of the Company's pre-tax profits, if any, derived from all sources, but only to the extent such 10% figure exceeds Mr. Lustig's base salary. Mr. Lustig remains eligible for such bonus for twelve months after termination from the position of CEO. The Company suspended salary payments to Mr. Lustig as of August 1, 2002 but is accruing his salary for future payment when the Company's cash flow improves.


The Company has no other long-term contractual obligations or commercial commitments.

                                   NBI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THIRD QUARTER, FISCAL YEAR 2003 - CONTINUED


RECENT  ACCOUNTING  PRONOUNCEMENTS

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company voluntarily adopted SFAS No. 144 early, effective July 1, 2001. The adoption of this Statement had no material impact on the financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement during the quarter ended March 31, 2003. The adoption of this statement had no material impact on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements effective December 31, 2002 (see Note 12).

                                   NBI, INC.



Item  3.          Controls  and  Procedures

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

                                   NBI, INC.
                          PART II - OTHER INFORMATION


Item 6.    Exhibits  and  Reports  on  Form  8-K
------------------------------------------------
     (a)   None

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2003 or subsequently.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NBI,  INC.




May  15,  2003                               By:  /s/ Marjorie A. Cogan
--------------                               -----------------------------
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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of NBI,Inc. as of, and for, the periods presented in this quarterly report.

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



 Date:   May  14,  2003                              /s/  JAY  H.  LUSTIG
         --------------                             ----------------------
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




 Date:  May  14,  2003                          /s/  MARJORIE  A.  COGAN
        --------------                        ----------------------------
                                                    Marjorie A. Cogan
                                            Chief Financial Officer, Secretary

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF NBI, INC.
                      PURSUANT TO 18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the quarterly report of NBI, Inc. on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003 (the "Report"), Jay H. Lustig, as Chief Executive Officer of NBI, Inc., hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of NBI, Inc.



Date:    May  14,  2003                         /s/  JAY  H.  LUSTIG
         --------------                        ----------------------
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



In connection with the quarterly report of NBI, Inc. on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003 (the "Report" ), Marjorie A. Cogan, as Chief Financial Officer of NBI, Inc., hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of her knowledge, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of NBI, Inc.



Date:    May  14,  2003                      /s/  MARJORIE  A.  COGAN
         --------------                    ----------------------------
                                               Marjorie  A.  Cogan
                                             Chief Financial Officer



This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.